Form 10-Q
period 2008-09-30
Prepaid Card Holdings, Inc.
filed 2008-11-12
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008
                                                        -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to

Commission File Number:  0-53270
                       ---------------------------------------------------------

                          PREPAID CARD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada     76-0222016
--------------------------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)     (I. R.
S. Employer Identification No.)

     18500 Von Karman, Suite 530 Irvine, CA     92612
--------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

     877-237-6260 x 110
--------------------------------------------------------------------------------
                           Issuer's telephone number

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]     Accelerated filer             [ ]
Non-accelerated filer     [ ]     Smaller reporting company     [x]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of September 30, 2008 was 396,966,390 shares

                          PREPAID CARD HOLDINGS, INC.
                          ---------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.     Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at September 30, 2008
     (unaudited).............................................................F-3

     Condensed Consolidated Statements of Operations for the three months ended September 30, 2008, and the nine months ended
     September 30, 2008 (Unaudited)..........................................F-4

     Condensed Consolidated Statements of Changes in Stockholders'
     Equity for the three months ended September 30, 2008, and the nine months ended September 30, 2008 (Unaudited).............................F-5

     Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2008, and the nine months ended
     September 30, 2008 (Unaudited)..........................................F-6

     Notes to Condensed Consolidated Interim Financial Statements
     (unaudited).............................................................F-7

Item 2.     Management's Discussion and Analysis..............................14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........17

Item 4.     Controls and Procedures...........................................17


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings.................................................18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......18

Item 3.     Defaults Upon Senior Securities...................................18

Item 4.     Submission of Matters to a Vote of Security Holders...............18

Item 5.     Other Information.................................................18

Item 6.     Exhibits..........................................................18

Signatures....................................................................19

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                          PREPAID CARD HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2008


ASSETS                                        (UNAUDITED)
                                             SEPTEMBER 30,    DECEMBER 31,
Current Assets:                                   2008            2007
                                           ---------------  --------------
  Cash and Cash Equivalents                $      214,913   $     577,331
   Accounts Receivable                             46,438               -
Due from Affiliate                                    125               -
   Prepaid Expenses                                25,314               -
                                           ---------------  --------------
Total Current Assets                       $      286,790   $     577,331


Fixed Assets - net                                  4,663           3,973

Other Assets:
   Goodwill                                             =              -
   Deposits                                        10,000               -
                                           ---------------  --------------
Total Other Assets                                 10,000               -
                                           ---------------  --------------
Total Assets                               $      301,453   $     581,304
                                           ===============  ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses   $      578,969   $       3,454
   Accounts Payable - related party                 7,000               -
   Notes Payable - related party                  176,622
   Accrued Derivative Liability                    98,438
                                           ---------------  --------------
    Total Current Liabilities                     861,029           3,454

Long Term Liabilities - related party             516,435               -
                                           ---------------  --------------
    Total liabilities                           1,377,464           3,454
                                           ---------------  --------------

Stockholders Equity:
Common Stock, authorized 1,000,000,000
  shares, 403,466,390 and
  476,873,587 issued and
  outstanding @.001 per share                     403,466         476,874
Subscription Receivable                                 -        (114,163)
Additional Paid in Capital                      2,038,860         935,569
Retained Deficit                               (3,518,337)       (720,430)
                                           ---------------  --------------

Total Stockholders' Equity (Deficit)           (1,076,011)        577,850
                                           ---------------  --------------

Total Liabilities and Stockholders
  Equity (Deficit)                         $      301,453   $     581,304
                                           ===============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2008

                          FOR THE THREE MONTHS ENDED   OR THE NINE MONTHS ENDED
                          --------------------------  --------------------------
                          SEPTEMBER      SEPTEMBER    SEPTEMBER      SEPTEMBER
                          30,   2008     30, 2007     30, 2008       30, 2007
                          -------------  -----------  -------------  -----------
Revenues
  Card Operations         $    259,808   $         -  $    387,531   $         -
  Processing Services          144,294       256,868       285,437       693,229
                          -------------  -----------  -------------  -----------
  Total Revenues               404,102       256,868       672,968       693,229
  Cost of Revenues             157,626        76,329       335,189       238,863
                          -------------  -----------  -------------  -----------
Gross Profit                   246,476       180,539       337,779       454,366

Expenses:
  Sales                        144,798             -     1,148,681             -
  Professional Fees            238,234        11,138       785,878        29,709
  General and
    Administrative             304,251       137,228     1,032,577       309,097
  Related Party
    Expense-Rent                17,151        24,968        71,661        54,928
  Derivative Expense            98,438                      98,438
                          -------------               -------------
Total                          802,872       173,334     3,137,235       393,734
Profit (Loss) from
  operations                  (556,396)        7,205    (2,799,456)       60,632

Other income                       133           131         1,549           292

Net Profit (Loss)         $   (556,263)  $     7,336  $ (2,797,907)  $    60,924
                          =============  ===========  =============  ===========
Profit (Loss) per share   $     (.0013)  $     .0003  $     (.0058)  $     .0024
                          =============  ===========  =============  ===========

Weighted Average
  Shares Outstanding       436,992,764    25,529,837   483,212,842    25,529,837
                          =============  ===========  =============  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                                  PREPAID CARD HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                QUARTER ENDED SEPTEMBER 30, 2008



                                                                   Subscr-               Addi-
                    Common Stock               Preferred Stock     iption      Subscr-   tional       Retained
                    -------------------------  ------------------  Recei-      iption    Paid in      Earnings
                    Shares         Amount      Shares   Amount     vable       Payable   Capital      (Deficit)     Tottal
                    -------------  ----------  -------  ---------  ----------  --------  -----------  ------------  ------------
Balance January
1, 2008              476,873,589   $ 476,874            $          $(114,163)  $      -  $  935,569   $  (720,430)  $   577,850

Shares for
Combination           22,500,000      22,500                                               (732,348)                   (709,848)
                    -------------  ----------  -------  ---------  ----------  --------  -----------  ------------  ------------

Subscription
Cash Received                                                        114,163                                            114,163

Shares for Cash       29,000,000      29,000                                              1,396,000                   1,425,000

Shares returned
to Treasury         (127,500,000)   (127,500)                                               127,500                           -

Shares Issued for
Services               3,092,803       3,092                                                311,639                     314,731

Shares Cancelled        (500,000)       (500)                                                   500                           -

Net (Loss) for the
nine months
ended September
30, 2008                       -           -         -          -          -          -           -    (2,797,907)   (2,797,907)
                    -------------  ----------  -------  ---------  ----------  --------  -----------  ------------  ------------

Balance September
30, 2008             403,466,390   $ 403,466         -  $       -  $       -   $      -  $2,038,860   $(3,518,337)  $(1,076,011)
                    =============  ==========  =======  =========  ==========  ========  ===========  ============  ============


The accompanying notes are an integral part of these financial statements.


                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        QUARTER ENDED SEPTEMBER 30, 2008

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER  30,
Cash Flows from Operating Activities:              2008        2007
                                               ------------  ---------
Net (Loss) for the period:                     $(2,797,907)  $ 60,924
Depreciation                                         1,029      1,084
Common Stock issued                                337,231          -
Changes in Assets and Liabilities
Accounts Receivable                                (46,438)
Due from Affiliate                                    (125)         -
Prepaid Expenses and Deposits                      (35,314)   (20,285)
Accounts Payable and Accrued Expenses              680,953      6,518
                                               ------------  ---------
 Net Cash flows used for Operating Activities   (1,860,571)    48,241
Cash Flows Used for Investing Activities                            -
Business Combination and Fixed Assets             (734,067)
Cash Flows from Financing Activities
Issuance of note                                 1,103,125          -
Repayments on notes                               (410,068)
Proceeds from the Issuance of Common Stock       1,425,000          -
Collection of subscription Receivable              114,163          -
                                               ------------  ---------
Net Cash Flows from Financing Activities         2,232,220          -
                                               ------------  ---------

Net Increase (Decrease) in cash                   (362,418)    48,241

Cash-beginning                                     577,331        822
                                               ------------  ---------
Cash-end                                       $   214,913   $ 49,063
                                               ============  =========

Supplemental disclosures:
Interest Paid                                  $    31,935   $      -
Income Taxes paid                              $         -   $      -

                          PREPAID CARD HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization and Line of Business
---------------------------------
Prepaid Card Holdings, Inc. formerly Berman Holdings, Inc. (the "Company") was incorporated under the name Nately National Corporation in the state of Nevada on October 8, 1986 and then changed its name National Health Care Alliance, Inc. The Company was dormant until October 11, 2007 when the Company acquired Berman Marketing Group, a wholly owned subsidiary as its operating business. In October 2007 the name was changed from National Health Care Alliance, Inc. to Berman
Holdings, Inc. In March of 2008 the Company acquired Merchant Processing International, from a related party, and it became a wholly owned subsidiary. In May of 2008 the Company changed its name to Prepaid Card Holdings, Inc. The company trades under the symbol PPDC on the pink sheets.

The Company is in the prepaid general use debit, ATM, POS and signature based card market. The Company's primary target audience is the non banked and underserved individuals in the country.

Basis  of  Presentation/Going  Concern
--------------------------------------
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses and has yet to begin total operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Berman Marketing Group, Inc and Merchant Processing International. All material inter-company balances and transactions have been eliminated on consolidation. The acquisition of Merchant Processing International has been accounted for as a transfer of assets under common control, and accordingly is accounted for in all periods presented.
For  2007  the  financial  includes  the  activity  of  Merchant  Processing
International  which  was  the  only  operating  company  during  that  period.

Stock  Based  Compensation
--------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

During the period 3,092,803 shares were issued for services totaling $314,731. These shares were issued from April 4, 2008 to September 22 , 2008 at market prices between .06 and .14 cents per share to four individuals for consulting services.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------
For certain of the Company's financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk
----------------------------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets
-------------------------------
SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

Revenue  Recognition
--------------------
The company recognizes revenue both from merchant processing costs and activity charges for card usage. These fees are transactionally based and recorded at the time of occurrence.

For the merchant processing services, the company receives revenues in the form of commissions paid resulting from a percentage of credit card volume for the retailers engaged. This revenue is recognized on a monthly basis under the accrual basis of accounting.

For the Bank Freedom prepaid cards operations, we derive revenues through fees charged to the cardholders. Those sources may include:

-     Interchange
-     Bill  pay  fees
-     Domestic  and  International  ATM  transaction  fees
-     Debit  purchase  and  PIN  decline  fees
-     Monthly  maintenance  fees

These  fees  are  debited  on  the  card  and recognized as revenue immediately.

Income  Taxes
-------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings  (Loss)  Per  Share
----------------------------
The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in the first quarter of fiscal 2008. The adoption of SFAS No. 159 had no effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders' equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of fiscal 2008. There was no impact with the adoption of SFAS No. 157 on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We adopted FIN 48 effective first quarter of fiscal 2007. There was no impact on our financial position and results of operations upon the adoption of FIN 48.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company issued 22,500,000 shares of stock, for the acquisition of Merchant Processing International, an entity who was owned by the majority stockholder of the Company.

The company is owed money from an affiliate of $125 for expenses paid on behalf of the affiliate. The affiliate is controlled and owned by the Company's President.

The company owes on a note a related party, its President $693,057 with interest at 5% due over 48 months starting July 1, 2008.

The Company is obligated under a sub-lease arrangement with Berman Investment Group, a related party for hardware and software expiring in November 2008. Monthly terms approximate $1,800 a month. There were no expenses incurred during the period.

The Company also sub-leases its rental space from Berman Investment Group, an entity owned by a related party now for approximately $3,500 per month. During the period ended September 30, 2008 and 2007 $71,661 and $54,928 was incurred respectively and shown as related party expenses in the profit and loss statement. The company currently owes $7,000 on rent payments.

The Company has also engaged Berman Investment Group (BIG) as a consultant. The Company is also required to reimburse BIG for costs incurred, however BIG has not incurred any costs resulting from the consulting agreement and is currently not seeking reimbursement.

NOTE  3  -  BUSINESS  COMBINATION

The Company has accounted for the acquisition of Merchant Processing, Inc. as a business combination under common control on the amount paid for Merchant Processing International in excess of its book value. The Company issued 22,500,000 shares of stock, valued at par, due to the related party interest, of $22,500 and incurred a note payable for $750,000, the total of which was $772,500. This amount exceeded the book value by $732,348 which was charged against additional paid in capital.

NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company has accounts receivable from Banks on the amounts transacted for the previous month, consisting of processing fees and charges.

NOTE  5  -  FIXED  ASSETS

Furniture and Fixtures      $ 8,648
Computers                     3,682
                            --------
Total                        12,330


Accumulated Depreciation     (7,667)

Net Fixed Assets            $ 4,663

NOTE  6  -  NOTE  PAYABLE

Related  Party
--------------

The Company is indebted to its main shareholder for the purchase of the subsidiary for $693,057 payable over 44 months with interest at 5%. There was no accrued interest at September 30, 2008. The interest expense is also included in the general and administrative expenses in the statement of operations.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the first quarter 2008 the Company issued 33,000,000 shares of stock, 22,500,000 shares for the purchase of the subsidiary and the balance of 10,500,000 shares for $500,000 cash. Also during the quarter subscription receivables of $114,163 were collected.

During the second quarter of 2008 the company issued 10,992,803 shares and cancelled 500,000 shares. Of the shares issued 9,000,000 were issued for cash of $450,000, and 1,992,803 for services totaling $188,732

During the third quarter of 2008 the company issued 10,600,000 shares and returned to Treasury 127,500,000 shares. Of the shares issued 9,500,000 were issued for cash of $475,000, and 1,100,000 for services totaling $126,000

NOTE  8  -  INCOME  TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period,that includes the enactment date.

The Company has a net loss carryforward equal to approximately $700,000. The deferred tax asset related to this carryforward has been reserved in full based upon the weight of available evidence, that it is more likely than not that the deferred tax assets will not be realized.

NOTE  9  -  SUBSEQUENT  EVENTS

In October, 2008, shareholders holding A warrants from the initial Private Placement Memorandum were offered the opportunity to exercise their warrants at $0.025 (as opposed to the warrant price of $0.05). 187,500 of a possible 9,468,750 were exercised, for at total of $4,688.

In October, 2008, the Company issued to John Weber, former Vice President of Finance, 250,000 shares of stock for services rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FORWARD LOOKING STATEMENTS: STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management's Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements included in this Report (the "Financial Statements)

The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis ("MD&A") are quoted in United States dollars.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the nine months ended September 30, 2008, the Company had incurred $3,472,424 in expenses (of which $338,260 were non-cash expenses) and had realized only $672,968 in revenues.

Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital. We have raised $350,000 on the issuance of three convertible notes. We believe that it will be very difficult to obtain any form of debt financing without equity conversion terms due to our current lack of revenues from operations and the current state of our balance sheet, including a lack of hard assets against which to borrow. Accordingly, we are focusing on obtaining equity financing.

From November, 2007, through Septmeber, 2008, the Company raised approximately $2,160,000 in three private offerings, before costs. In addition, we may be required to seek additional funding.

We hope to raise sufficient capital to finance marketing programs to gain market share. We believe the cost of marketing general purpose prepaid debit cards will increase as more competitors enter the market. These new competitive forces will increase media costs on television and radio.

RESULTS  OF  OPERATIONS

Nine  Months  Ended  September  30,  2008
-----------------------------------------

Revenues

During the nine months ended September 30, 2008, merchant processing services realized revenues of $285,437 and the Bank Freedom prepaid card realized revenues of $387,531 for a total of $672,968. This represents a decrease of 3% or $20,261 from $693,229 for the same period last year. The decrease is the result of merchant processing revenues not continuing with its consulting line of business, offset by no revenues generated in 2007 by prepaid card operations. In 2008, merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the nine months ended September 30, 2008, we incurred $335,189 in costs directly attributed to our sales. This represents an increase of 40% or $96,326 over $238,863 realized in the same period last year. The increase is primarily due to the operations of the prepaid card business, partially offset by the decrease in merchant processing consulting costs. In 2008, Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the nine months ended September 30, 2008, we incurred $3,137,235 in expenses. This represents a 697% or $2,743,501 increase over $393,734 realized
in  the  same  period  last  year.   Expenses  consisted  of  the  following:

     EXPENSES:
     Sales                                       $1,148,681
     Professional Fees                              785,878
     Selling General and Administrative Costs     1,032,577
     Related Party Expense - Rent                    71,661
     Derivative Expense                              98,438
                                                 ----------

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. In 2007, no sales expenses were recorded.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a 2,545% or $756,169 increase over $29,709 realized in the same period last year, as most of these expenses did not exist in 2007.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. The 234% or $723,480 increase over $309,097 realized in the same period in 2007 is the result of the new prepaid card operations.

Related Party Expense - Rent - Consists of office space rental. This represents an increase of 30% or $16,733 over $54,928 realized from the same period in 2007, resulting from prorate share of office space occupied by the prepaid card operations.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not existent in 2007.

Three  Months  Ended  September  30,  2008
------------------------------------------

Revenues

During the three months ended September 30, 2008, merchant processing services realized revenues of $144,294 and the Bank Freedom prepaid card realized revenues of $259,808 for a total of $404,102. This represents an increase of 57% or $147,234 over $256,868 realized in the same period last year. The increase is the result of no revenues generated in 2007 by prepaid card operations, offset by merchant processing revenues not continuing with its consulting line of business. In 2008, merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the three months ended September 30, 2008, we incurred $157,626 in costs directly attributed to our sales. This represents an increase of 107% or $81,297 over $76,329 realized in the same period last year. The increase is primarily due to the operations of the prepaid card business, partially offset by the decrease in merchant processing consulting costs. In 2008, Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the three months ended September 30, 2008, we incurred $802,872 in expenses. This represents a 363% or $629,538 increase over $173,334 recognized
in  the  same  period  last  year.   Expenses  consisted  of  the  following:

     EXPENSES:
     Sales                                       $144,798
     Professional Fees                            238,234
     Selling General and Administrative Costs     304,251
     Related Party Expense - Rent                  17,151
     Derivative Expense                            98,438
                                                 --------

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. In 2007, no sales expenses were recorded.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a 2,039% or $227,096 increase over $11,138 realized in the same period last year, as most of these expenses did not exist in 2007.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. The 121% or $167,023 increase over $137,228 in the same period last year is the result of the new prepaid card operations.

Related Party Expense - Rent - Consists of office space rental. This represents a decrease of 31% or $7,817 from $24,968 realized in the same period last year, resulting from monthly reduced rent obligations and offset by prorate share of office space occupied by the prepaid card operations.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not existent in 2007.

OFF-BALANCE  SHEET  ARRANGEMENTS

The  company  has  no  off-balance  sheet  arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The company has one material dispute with one of its vendors regarding the validity of approximately $360,000 of services the company was billed for. The company is currently negotiating with the vendor to resolve the issue.

Other than the foregoing, the Company is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated by any party.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2008, the Company issued warrants to a consultant to purchase up to 5,000,000 shares at an exercise price of $0.05. The warrants vest 1,000,000 upon the Company's acceptance to the OTCBB, and 500,000 for each timely filing of the periodic reports due for the periods from September 30, 2008 to June 30, 2010. The warrants terminate immediately upon termination of employment for cause, and 6 months after termination of employment for any other reason. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Other than the foregoing, there have been no issuances of equity securities during the period covered by this report or during the subsequent period up to the date of the filing of this report.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

None.

ITEM 6.     EXHIBITS

31.1 Certification by the Principal Executive and Financial Officer of Prepaid Card Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and Financial Officer of Prepaid Card Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     November 11, 2008       PREPAID CARD HOLDINGS, INC.
                                   (the registrant)

                                   By: \s\ Bruce Berman
                                       ----------------
                                   Bruce Berman
                                   Chief Executive Officer