Form 10-K
Prepaid Card Holdings, Inc.
filed 2009-03-27
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
                          -----------------

Commission file number 0-53270
                       -------

                     / \       |
                   /     \     |
                 / \     / \   |
               /     \ /     \ | PREPAID CARD HOLDINGS, INC.
               \     / \     / |
                 \ /     \ /   |
                   \     /     |
                     \ /       |

                          PREPAID CARD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                              76-0222016
--------------------------------------------------------------------------------
   (State or other jurisdiction of      (I. R. S. Employer Identification No.)
    incorporation or organization)

    20251 S.W. Acacia St. #200 Newport Beach Ca                92660
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 949 250 9556 ext 123
                                                   --------------------


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class               Name of Each Exchange on which Registered

None                              N/A
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($0.001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      [ ] Yes   [x] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             [ ] Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [x] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.            [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]               Accelerated filer             [ ]
Non-accelerated filer       [ ]               Smaller reporting company     [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $8,914,967.

The number of shares of the registrant's common stock outstanding as of March 26, 2009 was 403,903,870 shares.

                          PREPAID CARD HOLDINGS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1.     Business...........................................................4
Item 1A.    Risk Factors......................................................12
Item 1B.    Unresolved Staff Comments.........................................12
Item 2.     Properties........................................................12
Item 3.     Legal Proceedings.................................................13
Item 4.     Submission of Matters to a Vote of Security Holders...............13

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................13
Item 6.     Selected Financial Data...........................................15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........17
Item 8.     Financial Statements and Supplementary Data.......................17
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................29
Item 9A.    Controls and Procedures...........................................29
Item 9B.    Other Information.................................................30


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................31
Item 11.    Executive Compensation............................................34
Item 12.    Security Ownership of Certain Beneficial Owners and Management....39
Item 13.    Certain Relationships and Related Transactions....................40
Item 14.    Principal Accounting Fees and Services............................41


                                    PART IV

Item 15.    Exhibits and Financial Statement Schedules........................42
Signatures....................................................................43

                                     PART I

ITEM 1. BUSINESS

A.     BUSINESS  DEVELOPMENT

The following are changes in the development of our business during the year ended December 31, 2008.

The Company changed its name to Prepaid Card Holdings, Inc. on May 2, 2008 to better reflect its operating business and changed its trading symbol from BRMN to PPDC. On March 8, 2008, the Company acquired Merchant Processing
International, Inc. dba Bank Freedom ("Bank Freedom") from the Company's president, Bruce Berman, as its second operating business. Our operations are currently divided between Berman Marketing Group ("BMG") and Bank Freedom, our two operating businesses. BMG manages all of our marketing operations, while Bank Freedom manages our prepaid card products, including the processing, banking, printing, customer service, and infrastructure necessary for the management and delivery of prepaid cards. Bank Freedom also manages our merchant processing services portfolio.

The Company began operations in February 2008 as it began the process of accepting orders and shipping the Bank Freedom Prepaid MasterCard, which was first shipped to its customers approximately March 1, 2008. Prior to that, the Company was in the development stage and focused on establishing relationships with key operational partners.

B.     FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10.

C.     BUSINESS OF THE COMPANY

EXECUTIVE  SUMMARY

Through our operating subsidiaries, Berman Marketing Group, Inc. ("BMG") and Merchant Processing International, Inc. dba Bank Freedom ("Bank Freedom"), and strategic alliances with processors, operators and other companies, we operate in the prepaid card business, as well as the merchant processing services business. Our primary focus right now is growing our prepaid card operations.

Our Bank Freedom prepaid card business focuses on both business to consumer and business to business solutions. Our flagship consumer product, the Bank Freedom Prepaid VISA and MasterCard general spending reloadable cards, offer unique banking solutions to the estimated 100 million of America's underbanked population as well as the banked population looking for a better way to control their spending. In December of 2008, Bank Freedom introduced multiple business solutions including a Payroll card program, Business Expense card program, and private label co-branded prepaid card solutions. We believe we are qualified to capture customers in these markets due to the following strategic and tactical advantages:

     - Significant internet presence - Bank Freedom has numerous MasterCard and VISA general purpose reloadable advertising web sites under multiple keywords. As a result, we are receiving FREE leads for both our consumer and business related products.

     - Processor and fulfillment - We have built significant processor and fulfillment strategic relationships that enable Bank Freedom to respond to the quickly evolving customer and market demand. Specifically, we are able to address our customers' needs without complex programming and retooling.

Our Bank Freedom prepaid cards and services target several markets including the estimated 100 million people who either do not have access to credit, do not have a checking account, or who wish for the convenience of a prepaid method of using the debit/ATM/credit card networks.

The company desires to raise capital for advertising, operations, and general business development. However due to the recent downturn in the economy the company has concerns that it will be able to raise additional capital.

BUSINESS MODEL AND STRATEGY

Our Bank Freedom business model is to acquire customers who adopt our products as their primary transaction account (PTA). Whether for business or consumer, when a customer assimilates our card accounts into their day to day management of funds, Bank Freedom gains higher retention, additional transaction volume which generates additional fee revenue.

     - General Purpose Reloadable (GPR) Card - Intended for the underbanked consumer, our target customer is one that will set up direct deposit of their pay check and use their VISA or MasterCard for day to day purchases and as a bill payment solution. Within this model, they act and behave much like a normal banked individual. We also have customers that deposit cash only on to their cards as well as customers who use both direct deposit and add cash.

     - Payroll Cards - Introduced to employees by their employers, the Bank Freedom Payroll MasterCard is identical to our GPR product with slightly lower fees. Ordered and deployed in bulk, the program offers businesses of all sizes a paperless solution for payroll while bringing a banking solution to their underbanked employees. Our products do not require complex integration or programming, and work seamlessly with most payroll systems that support direct deposit.

     - Business Travel and Expense Cards - With the current credit crisis, businesses no longer can rely on their employees to carry their company travel and field expenses on their personal credit cards. With $2 trillion in available credit card debt recently removed from the consumer credit card market, many employees no longer have the credit line limits to accommodate company expenses. This has created a significant opportunity in the business expense management market.

     - Private Label Card Programs - The prepaid card market is growing at a significant rate. It is one of the few markets that actually is expanding while the other markets are shrinking. With Bank Freedom's internet presence, we are getting business leads from companies who wish to monetize their customer base by issuing private label prepaid cards. We believe these co-branded opportunities offer growth potential for Bank Freedom.

Our business strategy includes marketing campaigns to acquire customers, and then an education process to adopt the prepaid card into their daily financial management. This will require continuous marketing and touch points both prior to and after customer acquisition.

Bank  Freedom  Prepaid  Card Revenue
------------------------------------

We derive revenues through fees charged to the cardholders. Those sources may include:

     1. Transaction Fees - As customers use their cards, we may collect fees that include
          a.   Domestic  and  International  ATM  transaction  fees
          b.   Debit purchase  and  PIN  decline  fees
          c.   Monthly  maintenance  fees
          d.   Re-issue  card  fees

     2. Money Conversion Fees - For transactions that involve an international source, we charge up to 2.95% of total dollar volume in transaction fees.

     3. Interchange - Bank Freedom receives interchange revenue on Signature transactions. The interchange Bank Freedom receives is paid by the merchant, not by our cardholder. The interchange fee Bank Freedom receives on signature transactions is usually in excess of 1% of the amount the customer spends at any merchant.

     4. Private Label Application Fees - for private label opportunities, Bank Freedom intends to collect an application fee for the set up and development of custom prepaid card programs.

     5. Card Purchase Fees - Our payroll and Business Travel and Expense programs charge a one-time card issuance fees to businesses.

Bank  Freedom  Prepaid  Card Pricing
------------------------------------

We believe there is a threshold the unbanked consumer will pay for the benefits of a prepaid card. So far, this threshold has yet to be determined. Major players in the market have successfully entered the market, but with estimates of only 5% to 9% market penetration.

Critical to a long-standing relationship with our targeted demographic is pricing. We believe there are several key strategic concepts that will move our card offering beyond the current thinking. In particular:

Do not gouge the customer: There is an apparent perception that prepaid cards offer issuers an opportunity to gouge the customers. We believe this is a problematic strategy as more and more issuers find their way into the market.

Offer Free Services: Everybody likes getting something free - specifically our targeted demographic.

We will determine the optimal type and amount of pricing in order to maximize our penetration of the market.

Merchant  Processing  Services
------------------------------

In addition to our primary business of our Bank Freedom prepaid cards, since 2005 we have realized revenue by selling merchant processing services for retail companies nationally, receiving revenues in the form of commissions paid as a percentage of credit card volume for the retailers engaged.

Bank Freedom, one of our two operating subsidiaries, from 2005 to September 2007 focused exclusively on selling merchant services that enable US businesses to accept credit and debit cards. As a result, Bank Freedom has built a portfolio of merchant accounts that generate commissions on each credit card transaction processed by the business. In October of 2007, Bank Freedom changed its focus and dedicated its resources to developing prepaid card solutions. Currently, only 5% of Bank Freedom's resources are dedicated to managing the merchant portfolio with the remaining resources dedicated to prepaid card products.

Merchant processing services realized revenues of $141,263 from acquisition through June 30, 2008. The Bank Freedom prepaid card, despite beginning operations, did not receive any revenues until April, 2008. The Bank Freedom card realized revenues of $127,723 through June 30, 2008. The prepaid card business model earns revenues through interchange and service fees after issuance of the cards. Prepaid Card Holdings, Inc. had an accumulated deficit of $2,982,419 through June 30, 2008. We intend to continue to offer merchant processing services to national retail companies and act as an independent sales organization for Columbus Bank and trust.

PRINCIPAL  PRODUCTS  AND  SERVICES

Our  Prepaid  Cards
-------------------

Bank Freedom Prepaid MasterCard: Our Bank Freedom Prepaid MasterCards (R) were first shipped in March, 2008. The initial demand for our Bank Freedom MasterCard exceeded our expectations. As of December 31, 2008, we had shipped a total of 92,179 cards. Of these, 11,577 are actively being used. A total of $29,678,000 has been loaded onto Bank Freedom cards by our cardholders via our reloading partner, Green Dot, and through direct deposits.

Spanish MasterCard: On June 1, 2008 we launched a Spanish version website for our Bank Freedom Prepaid MasterCard(R) Card program. Spanish speaking customers can go to www.bancolibertadtarjeta.com and order a Bank Freedom Prepaid MasterCard from a website entirely in Spanish. Bank Freedom has always had bilingual customer service agents and a bilingual website for its customers to access their prepaid card accounts; however, to help new Spanish speaking customers to better understand the benefits of the product they are ordering, we are releasing this new card enrollment website.

Bank Freedom Prepaid VISA: Bank Freedom received approval from our issuing bank and VISA International to release the Bank Freedom Prepaid VISA card. We began issuing the Bank Freedom Prepaid Visa Card in September, 2008.

Cash  Reloading  Agreement  with  Green  Dot
--------------------------------------------

In December, 2007, Bank Freedom entered into an exclusive agreement with Green Dot to provide cash loading services for card programs managed by Bank Freedom. In May, 2008, Green Dot offered Bank Freedom branding on its point of purchase displays nationally.

According to Green Dot Corporation, Bank Freedom's logo appears on all of Green Dot's point of purchase displays. Green Dot has point of purchase displays in Walgreens, K-Mart and CVS/Pharmacy locations throughout the US.

MARKETING

Using our management's experience in the credit card processing field, we have developed and offered the Bank Freedom prepaid MasterCard and the Bank Freedom Prepaid VISA card. These cards target the 100 million customers who have difficulty securing credit cards and or bank accounts.

During the company's first year in the prepaid card market, our goal was to acquire new prepaid card customers. This was accomplished through:

     -    Direct  marketing  and  establishing  a  client  base;  and
     -    Maintaining  a  broad  range  of  prepaid  cards  offerings;

In order to create awareness of our prepaid cards, the company did the following:

     -    Developed  a  comprehensive  direct  marketing  campaign;
     -    Matched  competitive  pricing  models;
     - Implemented our business plan quickly by leveraging existing technology infrastructure previously developed for marketing to the underbanked, leveraging our CEO's experience in marketing and customer service of the underbanked, and our management team's experience in Internet technologies; and
     -    Developed  national  branding.

Our  Value  Proposition
-----------------------

Through established direct marketing methods known to our executive staff, we offered the following value points to our potential customers:

     - Provide access to financial networks for all people: 10% to 13% of U.S. households, primarily low-to-moderate-income, minorities, and recent immigrants, do not have bank accounts100 million people who do not have access to the purchasing online, travel reservation system, and the convenience of debit and ATM networks.
     - Safer than Cash: If the card is lost or stolen, the consumer does not lose the cash. This is important with younger customers and the elderly.
     - Bill Pay: Though online or IVR bill pay, consumers can pay bills at significantly reduced cost than money orders or retail payment outlets.
     - Payroll Deposit: Consumers can have their payroll checks deposits made directly to the card at no cost. This eliminates the typical 3% rate check cashing services offer to the unbanked and the underserved.
     - Access to cash via the worldwide ATM Network: Access to cash without the hassle of check cashing services 24/7.
     - Consumer Recourse: Cash has no recourse. When a consumer wants to return the product when cash is involved they are at the mercy of the retailer for a refund. Leveraging the VISA/MasterCard associations, the consumer has alternative recourse for refunds.

     - Easy Approval: No credit check, no employment necessary, only need valid ID for approval. People with credit and banking problems.
     - Send Money To Anyone: Using our remittance services, customers can send money to any person.

Marketing  Tools
----------------

We  directly  marketed  our  prepaid  cards  using  the  following  means:

     - Direct Radio and television to web (sending customers to the internet to order)
     - Email campaigns to managed opt-in lists of individuals known to have credit issues and or in need of a credit card.
     -    Affiliate  networks  including  banner,  contextual.
     -    Search  engine  optimization.
     -    Pay-per-click  (PPC)  and  Search  Engine  Marketing  (SEM)  campaigns
     -    Direct  mail

Competitive  Advantages
-----------------------

Several companies have a meaningful presence in the prepaid card industry. Their presence extends mainly to the Internet and an occasional TV or radio ad with little air time. Some of our competitors include: All Access (Net Spend), Green Dot, Vision Premier, RushCard, Western Union, AccountNow, Ready Debit and Wired Plastic.

There are many other small, general spending prepaid card programs that do not represent significant market share or recognition. They focus on the internet as their main strategy of application and enrollment. We believe this creates a competitive advantage for the Company and allows us to truly leverage our marketing skills to exploit a more dynamic marketing strategy, including in the areas of direct response and other media markets.

Marketing  Technology  and  Infrastructure
------------------------------------------

Through our operating subsidiary, we have a non-exclusive right to BIG software and hardware technology housed at Equinix facility (http://www.equinix.com/). BIG's technology foundation is capable of handling more than 10,000 orders per day through scalable platforms using Microsoft's SQLServer, multi-redundant databases, web servers, and routers. All technology is highly customizable allowing unlimited number of web sites access to common databases while tracking unlimited marketing campaigns. For compensation of the non-exclusive use of this hardware and software we will pay approximately $1,675 a month to Equinox and $100 a month to Limelight for the hosting of this hardware and software on an annual basis. We will also pay for any software or hardware modifications we request.

The hardware and software infrastructure we are using is a state-of-the-art marketing system that allows us to release multiple websites and track visitors' performance from multiple marketing URLs and channels. Our operating subsidiary currently owns over 700 website URLs that can be run all at the same time with this system. Through minute by minute reporting, BMG can tailor marketing and focus on key geographic using internet, print, radio, and television. In 2008, the Company agreed to spend approximately $60,000 for custom modifications made to this software in order for it to best operate the Company's unique requirements. This payment will be made in 2009.

OPERATIONS

Operational  Partnerships
-------------------------

Operationally, there are five key partnership components we must have to issue prepaid cards. They are:

1.     Issuing  bank
2.     Card  Association  (MasterCard  and/or  Visa)
3.     Processor
4.     Manufacturer/printer
5.     Cash  Load  Network

Issuing Bank: An issuing bank is a bank that offers card association branded payment cards directly to consumers. Merchant Processing International, Inc. DBA Bank Freedom ("Bank Freedom"), signed an agreement with Meta Payment Systems a prepaid card on November 19, 2007 to issue our branded payment cards. Meta Payment Systems is a leading issuing bank for prepaid card products within the US. We received approval to issue cards from MetaBank on November 19, 2007.

Card Associations: A card association is a network of issuing banks and acquiring banks that process payment cards of a specific brand, including Visa, MasterCard, American Express, etc. Bank Freedom obtained approval from MasterCard in December 2007 to issue the Bank Freedom Prepaid MasterCard (R) Card.

Processor: A processor is a company that connects to the various networks (Visa, MasterCard, Discover, STAR, Cirrus, etc.) and handles the electronic transactions. They also provide services for customer care (to the end user), an interactive voice response ("IVR") telephone-based customer service system, and web based services for balance inquiries, dispute resolution, replacement cards, and other support issues. Bank Freedom signed an agreement with I2C, Inc. for prepaid card processing and support services on November 19, 2007.

Manufacturer: The card manufacturer is the company that prints, embosses and delivers the cards to new cardholders. Bank Freedom signed an agreement with EFT Source for card printing, personalization, and fulfillment services on December 14, 2007. EFT Source provides printing, inventory, and delivery of Bank Freedom's prepaid cards. Integration between I2C, Inc. and EFT Source occurred on February 15, 2008 for secure transmission of cardholder orders for printing and delivery.

Cash Load Network: The cash load network is a company that allows your customers to load cash on to their card accounts. We have chosen Green Dot as our cash load network. The Green Dot MoneyPak(R) is the leading product for loading cash onto prepaid cards, and can be used to make payments and add cash to accounts. Usable in over 50,000 retail locations including Wal-Mart, Walgreens, CVS/Pharmacy, Rite Aid, Radio Shack, Kroger, Ralphs, Food4Less and Fred Meyer, consumers can purchase a MoneyPak for the suggested retail price of $4.95 or less at any Green Dot retailer location.

In-House  Operations
--------------------

Our  operations  consist  of  the  following  major  groups.  They  are:

Sales and Marketing: To acquire customers, we have engaged in aggressive marketing campaigns to drive prospects to our websites to order their prepaid card.

Activation: Critical to our success is the activation and initial loading of the card. We use a separate customer service marketing effort that uses email to contact low activity card accounts to increase card activations and loads.

Secondary Marketing: We engage in a persistent touch process that reminds the customers to use their card (reload, ATM, pay bills, etc). This revenue generating group (part of internet marketing) is critical to ongoing profitability and card usage.

Customer Service: We provide 24/7 customer service to our cardholders in both English and Spanish. We handle all inbound customer services calls between the hours of 8:00 AM and 5:00 PM, Monday to Friday with our internal staff of customer service representatives.

Technology: We have three fully operational main technology centers used in our operations:

     1. Marketing - The technology used by Marketing for the acquisition of new customers is housed in our Level 3 NOC in Equinix Network Center in Los Angeles, CA. This scalable system can handle 10,000 new card orders a day, and is fully redundant with separation of routing, firewall, web servers, database servers, and RAID Level 5 storage.

     2. Processing - Our processor, I2C, Inc. (www.i2cinc.com) provides multi-location, redundant 24/7 processing of cardholder transactions. We integrate our marketing systems with I2C's platform for secure order processing and management. All customer information is maintained and secured by encrypted data systems certified by MasterCard and VISA associations.

     3.   Printing  and  Fulfillment  -  Our  printer,  EFTSource
          (www.eftsource.com) provides secure manufacturing infrastructure and information systems for card printing, personalization and fulfillment. EFTSource is certified by both MasterCard and VISA and provides redundant fulfillment capabilities.

OTHER  MATTERS

Employees
---------

Not including our three executive officers, Prepaid Card Holdings, Inc. and Berman Marketing Group, Inc., a wholly owned subsidiary of the Company, currently have no employees. Bank Freedom, Inc., a wholly owned subsidiary of the Company, has eight full time employees including our three executive officers. We believe our relationship with our employees is good.

Independent  Contractors
------------------------

The company has several independent contractors that work on a revenue sharing basis.

Research  and  Development
--------------------------

During the last two full fiscal years, we have not engaged in any research and development activities. In the event that we undertake research and development activities in the future, the costs of those efforts will not be bourn directly by our consumers.

Intellectual  Property
----------------------

We have applied for trademarks for "Bank Freedom", "Bank Freedom Card", and "A card for everyone".

On  February  24,  2009  "Bank Freedom" trademark was issued registration number
3581447. On September 30, 2008 "A Card For Everyone" trademark was issued registration number 3507604. "Bank Freedom Card" is still pending.

Regulation
----------

Open loop prepaid cards are subject to several forms of regulation. The most notable of these regulations include Regulation E, the Electronics Funds Transfer Act; the Anti-money Laundering and Bank Secrecy Act; the customer identification program of the Patriot Act; customer security and privacy provisions of the Gramm Leach Bylie act; and the funds availability requirement of Regulation CC.

As open loop prepaid cards are essentially bank accounts, we anticipate that our business will continue to be heavily regulated. Although we have extensive experience in this area, and we have taken the necessary steps to comply with regulations, compliance can represent a costly expense and there is no assurance that the steps we have taken and will take will be sufficient to prevent adverse regulatory action. If we are unable to successfully comply with all relevant regulation, it could materially affect our business.

We currently produce no product and conduct no activity that is subject to environmental laws. All manufacturing is undertaken by a third party. Nevertheless, it is possible that our activities could fall within the ambit of environmental regulation in the future. If so, compliance with environmental laws could become a significant cost, and could materially affect our business.


ITEM  1A.  RISK  FACTORS

Not  required  by  smaller  reporting  companies.


ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

None.


ITEM  2.  PROPERTIES

The Company currently operates at an office located at 20251 SW Acacia St. #200, Newport Beach CA 92660. The office is in good condition.

Bank Freedom, the Company's wholly owned operating subsidiary, is renting this space under a lease from L&J properties which expires in December, 2010. Monthly rent is due on the first of each month in the amount of $2,756

ITEM  3.  LEGAL  PROCEEDINGS

During the year ended December 31, 2008, the Company had a dispute with one of its vendors over the amount of about $360,000. On January 13, 2009, the Company agreed to a settlement of this dispute. We have agreed to execute a note in the amount of $182,900 at 4% simple annual interest payable monthly over three years, whereby we will pay $5399.64 a month

On January 20, 2009, Robert McBride and Bruce Barton filed a complaint against the Company in the District Court for Clark County, Nevada for damages in excess of $40,000. Mr. McBride and Mr. Barton claim the Company owes each of them cash payments or restricted stock pursuant to agreements allegedly executed between the Company and the plaintiffs while Mr. McBride was president of the Company. We are disputing these claims. On February 5, 2009 Mr. McBride and Barton filed a motion for preliminary injunction against the company. That motion was denied by the court on March 16th 2009.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 1, 2008, a majority of the Shareholders of the Company executed a resolution authorizing the Company to enact a 1 for 10 reverse split of the Company's common stock. The Company filed a preliminary information statement on Form 14C notifying shareholders of the resolution by written consent. The Company's Board of Directors subsequently determined that the reverse split would not be in the best interest of the Company, and decided not to effectuate the reverse split.

No other matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2008.


PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink Sheets LLC, a privately owned company headquartered in New York City, under the symbol "PPDC." There is no assurance that the common stock will continue to be traded on the Pink Sheets or that any liquidity exists for our shareholders.

We are currently exploring the process of getting our common stock on the Over-the-Counter Bulletin Boards ("OTCBB").

MARKET  PRICE

The following table shows the high and low per share price quotations of the Company's common stock as reported by the Pink Sheets for the periods presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The Pink Sheets market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of the common stock. The periods presented represent fiscal quarters, with the fourth quarter of each year ending on December 31.

                                   HIGH      LOW
     Fiscal  2008
          First  Quarter           0.17     0.06
          Second  Quarter          0.13     0.07
          Third  Quarter           0.16     0.04
          Fourth  Quarter          0.13     0.03

As of December 31, 2008, the Company had 500,000,000 shares of common stock authorized with 396,966,390 shares issued and outstanding and approximately 4,128,209 freely tradable shares in the public float. These shares were held by approximately 250 shareholders of record and Company estimates by a total of approximately 290 beneficial shareholders.

PENNY  STOCK  REGULATIONS

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink Sheets LLC, a privately owned company headquartered in New York City, under the symbol "PPDC." On March 25, 2009 the last reported sale price of our common stock was $0.02 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

Section 15(g) and Rule 15g-9 sets forth certain requirements for transactions in penny stocks, in particular that either (1) the transaction meets one of a few specific exemptions, or (2) the broker dealer executing the transaction for a customer (a) obtain informed consent from the customer and (b) make an individualized determination of the customer's suitability for trading in penny stocks based on personal financial information. Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

WARRANTS

On February 3, 2009, the Company issued warrants to purchase 5,000,000 shares of common stock to one of our Vice Presidents and Directors. The options vest in one year and are exercisable for five years after that at an exercise price of $0.025. We also agreed to amend two warrants previously issued to our Vice President employees in the amount of 5,000,000 each, reducing the exercise price to $0.025 and extending the exercise date until 5 years from their vesting date. These changes were made in exchange for agreeing to a decrease in pay and an increase in duties. The company also agreed to issue 250,000 warrants each to two other key employees of the company which vest in one year, at an exercise price of $0.025 and a 5 year from vesting exercise provision.

DIVIDENDS

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the year ended December 31, 2008, the Company made no issuances of securities that have not otherwise been reported. We have reported various issuances made during the period on our Registration Statement on Form 10, as amended most recently on November 4, 2008, which Form 10 is hereby incorporated herein by this reference.

PURCHASES  OF  EQUITY  SECURITIES

None.


ITEM  6.  SELECTED  FINANCIAL  DATA

Not  required  by  smaller  reporting  companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING  STATEMENTS

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

This Management's Discussion and Analysis should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008 (the "Financial Statements"). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis ("MD&A") are quoted in United States dollars.

RESULTS  OF  OPERATIONS  -  2008  VS.  2007

Revenues

During the year ended December 31, 2008, merchant processing services realized revenues of $404,103 and the Bank Freedom prepaid card realized revenues of $614,793 for a total of $1,018,896. This represents an increase of 9% or $80,900 from $937,996 for the same period last year. The increase is the result of no revenues generated in 2007 by prepaid card operations, offset by merchant processing revenues not continuing with its consulting line of business. In 2008, merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the year ended December 31, 2008, we incurred $425,346 in costs directly attributed to our sales. This represents an increase of 43% or $127,343 over $298,003 realized in the same period last year. The increase is primarily due to the operations of the prepaid card business, partially offset by the decrease in merchant processing consulting costs. In 2008, Cost of Sales includes, bank and MasterCard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the year ended December 31, 2008, we incurred $3,248,555 in expenses. This represents a 142% or $1,903,989 increase over $1,344,566 realized in the
same  period  last  year.   Expenses  consisted  of  the  following:

EXPENSES:                                       2008       2007
----------------------------------------  -----------  --------
Sales                                     $1,214,914   $731,495
Professional Fees                           (784,219)   116,538
Selling General and Administrative Costs   1,167,261    418,941
Related Party Expense - Rent                  82,161     77,592

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a 66% or $483,419 increase over $731,495 realized in the same period last year, as 2007 only recognized these expenses in the final quarter of the year.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a 573% or $667,681 increase over $116,538 realized in the same period last year, as most of these expenses did not exist in 2007.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. The 179% or $748,320 increase over $418,941 realized in the same period in 2007 is the result of the new prepaid card operations.

Related Party Expense - Rent - Consists of office space rental. This represents an increase of 6% or $4,569 over $77,592 realized from the same period in 2007, resulting from prorate share of office space occupied by the prepaid card operations.

FINANCIAL  CONDITION  AND  LIQUIDITY

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the year ended December 31, 2008, the Company had incurred $3,673,901 in expenses (of which $330,689 were non-cash expenses) and had realized only $1,018,896 in revenues.

Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital. We have raised $350,000 on the issuance of three convertible notes. We believe that it will be very difficult to obtain any form of debt financing without equity conversion terms due to our current lack of revenues from operations and the current state of our balance sheet, including a lack of hard assets against which to borrow. Accordingly, we are focusing on obtaining equity financing. However, with the economic turmoil in the finical markets today we are concerned about the ability to raise any capital at all

From November, 2007, through September, 2008, the Company raised approximately $2,164,237 in three private offerings, before costs. In addition, we may be required to seek additional funding.

OFF-BALANCE  SHEET  ARRANGEMENTS

None

CONTRACTUAL  OBLIGATIONS

At  December  31,  2008,  our  contractual  obligations  were:

                                                                  MORE
                                      WITHIN    1-3       3-5     THAN
CONTRACTUAL OBLIGATIONS   TOTAL       1 YEAR    YEARS     YEARS   5 YEARS
------------------------  ----------  --------  --------  ------  -------
Office Lease(1)           $   66,144  $ 33,072  $ 33,072  $    -  $     -
EnPointe Systems(2)       $   55,050  $ 55,050  $      -  $    -  $     -
Equinix(3)                $    9,900  $  9,900  $      -  $    -  $     -
Bruce A. Berman(4)        $  664,229  $201,683  $462,546  $    -  $     -
Repayment Obligations to
Other Vendors(5)          $  263,727  $116,406  $147,321  $    -  $     -
Total:                    $1,059,050  $416,111  $642,939  $    -  $     -
                          ==========  ========  ========  ======  =======

(1) The company is obligated under a lease arrangement for office space expiring in December, 2010. Monthly rent is due on the first of each month in the amount of $2,756.
(2) The company is obligated under a repayment agreement for services rendered in 2008 for information systems work.
(3) The company is obligated under a repayment agreement for web site marketing services performed in 2008.
(4) The company is obligated under an agreement with Bruce A. Berman for $16,746 per month the purchase of Merchant Processing International, Inc. in 2007.
(5) The company is obligated under repayment agreements to other vendors for services performed in 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-----------                                                                 ----

Report of Independent Registered Public Accounting Firm.....................F-18

Consolidated Balance Sheets.................................................F-19

Consolidated Statements of Operations.......................................F-20

Consolidated Statements of Changes in Shareholders' Interest................F-21

Consolidated Statements of Cash Flows.......................................F-22

Notes to Consolidated Financial Statements..................................F-23

                              GRUBER & COMPANY LLC

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The  Board  of  Prepaid  Card  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Prepaid Card Holdings, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then ended, in conformity with accounting principles  generally  accepted  in  the  United  States  of  America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a negative equity and substantial losses. These items among others, raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gruber  &  Company  LLC
Lake  St.  Louis  MO  63367
February  27,  2009

                          PREPAID CARD HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2008

ASSETS                                  DECEMBER 31,    DECEMBER 31,
Current Assets:                         2008            2007
                                        --------------  --------------
  Cash and Cash Equivalents             $      83,011   $     577,331
  Accounts Receivable                          79,472               -
  Prepaid Expenses                             33,100               -
                                        --------------  --------------
Total Current Assets                    $     195,583   $     577,331

Fixed Assets - net                      $       4,420           3,973

Other Assets:
  Deposits                                     10,000               -
                                        --------------  --------------
Total Other Assets                      $      10,000   $           -
                                        --------------  --------------
Total Assets                            $     210,003   $     581,304
                                        ==============  ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and
    Accrued Expenses                    $               $       3,454
  Interest Payable - related party              2,768               -
  Notes Payable - related party               197,269
  Notes Payable                                58,551
  Accrued Derivative Liability                      -
                                        --------------  --------------
Total Current Liabilities               $     530,687   $       3,454

Long Term Liabilities:
  Note Payable - related party          $     466,960   $
  Note Payable                                124,338
                                        --------------  --------------
Total Long Term Liabilities             $     591,298   $
                                        --------------  --------------
Total Liabilities                       $   1,121,985   $       3,454

Stockholders Equity:
Common Stock, authorized
  1,000,000,000 shares,
  403,903,890 and
  476,873,587 issued and
  outstanding @.001 per share           $     403,904   $     476,874
Subscription Receivable                             -        (114,163)
Additional Paid in Capital                  2,057,597         935,569
Retained Deficit                           (3,373,483)       (720,430)
                                        --------------  --------------

Total Stockholders' Equity (Deficit)    $    (911,982)  $     577,850
                                        --------------  --------------

Total Liabilities and Stockholders
  Equity (Deficit)                      $     210,003   $     581,304
                                        ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2008

                                      FOR  THE  YEAR  ENDED
                                      ----------------------------
                                      DECEMBER       DECEMBER
                                      31, 2008       31, 2007
                                      -------------  -------------
Revenues
Card Operations                       $    614,793   $          -
  Processing Services                      404,103        937,996
                                      -------------  -------------
Total Revenues                           1,018,896        937,996
  Cost of Revenues                         425,346        298,003
                                      -------------  -------------
Gross Profit                               593,550        639,993

Expenses:
  Sales                                  1,214,914        731,495
  Professional Fees                        784,219        116,538
  General and Administrative             1,167,261        418,941
  Related Party Expense-Rent                82,161         77,592
                                                 -
                                      -------------
Total                                    3,248,555      1,344,566
Profit (Loss) from operations           (2,655,005)      (704,573)

Other income                                 1,952

Net Profit (Loss)                     $ (2,653,053)  $   (704,573)
                                      =============  =============
Profit (Loss) per share               $     (.0070)  $     (.0060)
                                      =============  =============

Weighted Average Shares Outstanding    377,763,729    116,515,560
                                      =============  =============

   The accompanying notes are an integral part of these financial statements.


                                                   PREPAID CARD HOLDINGS, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   YEAR ENDED DECEMBER 31, 2008


                                                                                           Addit-
                       Common Stock               Preferred Stock  Subscr-       Subscr-   ional        Retained
                       -------------------------  ---------------  iption        iption    Paid in      Earnings
                       Shares         Amount      Shares  Amount   Receivable    Payable   Capital      (Deficit)     Total
                       -------------  ----------  ------  -------  ------------  --------  -----------  ------------  ------------
Balance January
1, 2007                  12,529,839   $  12,530                                            $  (20,000)  $   (15,857)  $   (23,327)
Stock issued for cash    21,750,000      21,750                                               713,250                     735,000
Shares Receivable         2,531,250       2,531                       (114,163)               111,632
Shares issued for
services                  2,062,500       2,063                                               121,687                     123,750
Stock issued for
debt                     13,000,000      13,000                                                 9,000                      22,000
Stock issued for
founder                 425,000,000     425,000                                                                           425,000
Net (Loss) for the
year ended December
31, 2007                                                                                                   (704,573)     (704,573)
                       -------------  ----------  ------  -------  ------------  --------  -----------  ------------  ------------

Balance December
31, 2007                476,873,589   $ 476,874                       (114,163)         -     935,569      (720,430)      577,850

Shares for
Combination              22,500,000      22,500                                              (732,348)                   (709,848)

Subscription Cash
Received                                                               114,163                                            114,163

Shares for Cash          29,187,500      29,188                                             1,400,049                   1,429,237

Shares returned to
Treasury               (127,500,000)   (127,500)                                              127,500                           -

Shares Issued for
Services                  3,342,801       3,342                                               326,327                     329,669

Shares Cancelled           (500,000)       (500)                                                  500                           -

Net (Loss) for the
year ended December
31, 2008                          -           -        -        -            -          -           -    (2,653,053)   (2,653,053)
                       -------------  ----------  ------  -------  ------------  --------  -----------  ------------  ------------

Balance December
31, 2008                403,903,890   $ 403,904        -  $     -  $         -   $      -  $2,057,597   $(3,373,483)  $  (911,982)
                       =============  ==========  ======  =======  ============  ========  ===========  ============  ============

                            The accompanying notes are an integral part of these financial statements.

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2008

                                            FOR THE YEAR ENDED
                                            DECEMBER  31,
Cash Flows from Operating Activities:       2008          2007
                                            ------------  ----------
Net (Loss) for the period:                  $(2,653,053)  $(704,573)
Depreciation                                      1,272       3,076
Common Stock issued                             352,169     548,750
Changes in Assets and Liabilities
Accounts Receivable                             (79,472)
Prepaid Expenses and Deposits                   (43,100)      2,346
Accounts Payable and Accrued Expenses           268,645     (28,771)
                                            ------------  ----------
  Net Cash flows used for
    Operating Activities                     (2,153,539)   (179,172)
Cash Flows Used for Investing Activities                          -
Business Combination and Fixed Assets          (734,067)     (1,319)
Cash Flows from Financing Activities
Stock issued for Debt                                        22,000
Issuance of notes                             1,288,782           -
Repayments on notes                            (438,896)
Proceeds from the Issuance of Common Stock    1,429,237     735,000
Collection of subscription Receivable           114,163           -
                                            ------------  ----------
Net Cash Flows from Financing Activities      2,393,286     757,000
                                            ------------  ----------

Net Increase (Decrease) in cash                (494,320)    576,509

Cash-beginning                                  577,331         822
                                            ------------  ----------
Cash-end                                    $    83,011   $ 577,331
                                            ============  ==========

Supplemental disclosures:
Interest Paid                               $    35,002   $       -
Income Taxes paid                           $         -   $       -

  The accompanying notes are an integral part of these consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2008

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

Basis  of  Presentation/Going  Concern
--------------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses and has a negative equity. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

During the period 3,342,801 shares were issued for services totaling $329,669. These shares were issued from April 4, 2008 to November 24, 2008 at market prices between .04 and .14 cents per share to four individuals for consulting services.

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration  of  Credit  Risk
-------------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment  of  Long-Lived  Assets
----------------------------------

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

The company owes on a note a related party, its President $664,229 with interest at 5% due over 48 months starting July 1, 2008.

The Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party for hardware and software which expired in November 2008. Monthly terms approximate $1,800 a month. There were no expenses incurred during the period.

The Company also sub-leased its rental space from Berman Investment Group, an entity owned by a related party now for approximately $3,500 per month. During the years ended December 31, 2008 and 2007 $82,161 and $77,592 was incurred respectively and shown as related party expenses in the profit and loss statement.

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

NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company has accounts receivable from Banks on the amounts transacted for the previous month, consisting of processing fees and charges.

NOTE  5  -  FIXED  ASSETS

     Furniture and Fixtures      $ 8,648
     Computers                     3,682
     Total                        12,330
                                 --------

     Accumulated Depreciation     (7,910)

     Net Fixed Assets            $ 4,420

     Depreciation expense in 2008 and 2007 was $1,272 and $3,076 respectively.

NOTE  6  -  NOTE  PAYABLE

Related  Party
--------------

The Company is indebted to its main shareholder for the purchase of the subsidiary for $664,229 payable over 41 months with interest at 5%. There was accrued interest at December 31, 2008 of $2,768. The interest expense is also included in the general and administrative expenses in the statement of operations. Effective January 1, 2009, the interest rate was reduced to 3.25%.

NOTE  7  -  COMMON  STOCK  TRANSACTIONS

During the first quarter 2008 the Company issued 33,000,000 shares of stock, 22,500,000 shares for the purchase of the subsidiary and the balance of 10,500,000 shares for $500,000 cash. Also during the quarter subscription receivables of $114,163 were collected.

During the second quarter of 2008 the company issued 10,992,803 shares and cancelled 500,000 shares for a net increase of 10,492,803 shares. Of the shares issued 9,000,000 were issued for cash of $450,000, and 1,992,803 for services totaling $188,732

During the third quarter of 2008 the company issued 10,600,000 shares and returned to Treasury 127,500,000 shares. Of the shares issued 9,500,000 were issued for cash of $475,000, and 1,100,000 for services totaling $126,000.

During the fourth quarter of 2008 the company issued 437,500 shares. Of the shares issued, 187,500 were issued for cash of $4,688, and 250,000 for services totaling $14,688.

NOTE  8  -  INCOME  TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, that includes the enactment date.

The Company has a net loss carry forward equal to approximately $700,000. The deferred tax asset related to this carry forward has been reserved in full based upon the weight of available evidence, that it is more likely than not that the deferred tax assets will not be realized.

NOTE  9  -  SUBSEQUENT  EVENTS

In 2009 the Company's president reduced his salary approximately 70% commencing February 1, 2009.

In 2009 the Company's executive vice president and vice-president reduced their salaries approximately 30% and 28% respectively.

Also in 2009 the Company granted 5,000,000 warrants at an exercise price of .025 and 10,000,000 warrants were re- priced at .025.

In 2009 the Company received notice of a lawsuit alleging breach of a contractual relationship involving shares of stock for services. The Company is diligently defending this lawsuit and feels there is no merit to its action and even in the event of an adverse outcome, such outcome would not have a material effect on the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM  9A.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures
        -----------------------------------------------------

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

(b)     Management's  Report  on  Internal  Control  over  Financial  Reporting
        -----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K. Our registered public accounting firm will not be required to opine on internal controls until fiscal 2010.

(c)     Change  in  Internal  Controls
        ------------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM  9B.  OTHER  INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER SUMMARY

The following table sets forth the names, ages, and principal offices and positions of our current directors, executive officers, and persons we consider to be significant employees. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected, qualified and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     NAME OF DIRECTOR OR OFFICER  AGE  POSITION

     Bruce Berman                  51  Chief Executive Officer,
                                       Chairman of the Board of Directors,
                                       and Principal Financial Officer

     Robert Christiansen           47  Executive Vice President of Business
                                       Development and Director
     Rick Galasieski               34  Vice President, Secretary and Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

BRUCE BERMAN: Chief Executive Officer, Chairman of the Board of Directors, and Principal Financial Officer

In 2001, Mr. Berman founded Berman Investment Group LLC ("BIG"). From 2003 to 2007 at BIG, Mr. Berman led the development and marketing of over $20,000,000 in financial empowerment books and CDs, including his book, "I Got Here. You Can Too!"(R), a book on how to start, fund, and run companies that has approximately 500,000 copies in circulation, and 15 financial empowerment CD's with approximately 3,000,000 copies in circulation targeted at a similar demographic as Bank Freedom consisting of Credit and Debt Repair, Internet Marketing, Real Estate, Sales, Negotiating, using eBay, Being Your Own Boss, and Residual Income. He wrote, produced, performed, and aired ten TV commercials, twenty radio commercials and was responsible for the purchasing and airing over 100,000 spots specifically targeted at a similar demographic.

Mr. Berman was nominated by Sprint(R) for the Ernst & Young "Entrepreneur of the Year Award" for a technology development company he founded in 1999 and took public in 2000.


During 1990 to 2000 Mr. Berman was a business consultant. Mr. Berman advised companies on formation, capital raising, investor relations, mergers and acquisitions, marketing growth and becoming public. Although he never held a securities license, Mr. Berman was the beneficial owner of an NASD licensed broker-dealer he started in 1999. Other Companies founded and headed by Mr. Berman include

TAEI, a pioneer in wind energy development in the US from 1983 to 1988, With TAEI, he purchased several companies within the industry including a NASD licensed broker dealer, a licensed construction company and a manufacturing facility which in a few short years employed over 100 staff. Two years after the federal and state tax credits financing wind energy expired in 1985, TAEI ended up in chapter 11 bankruptcy in 1987. For approximately a year Mr. Berman was the court-appointed trustee and negotiated the resolution of tens of millions of dollars worth of contracts. Eventually the company went chapter 7. From 1980 to 1983, Mr. Berman co founded Cal American Leasing, an equipment leasing company.

ROBERT  CHRISTIANSEN:  Executive  Vice  President  of  Business  Development and
Director

In addition to serving as Chief Operating Officer of the Company, Mr. Christiansen is vice president of BIG and Bank Freedom. Prior to joining Berman Investment Group in June of 2006, Mr. Christiansen founded and operated NightShift Design, an internet consulting firm focused on internet retail properties while leveraging SEO, affiliate, and PPC marketing programs to drive sales, from 2002 to 2006. In 2000, Mr. Christiansen launched the Southern California operations of All Bases Covered, Inc, a professional consulting company focused on small business technology services. From 2000 to 2002, Mr. Christiansen grew the western region of All Bases Covered from 10 to over 400 employees in 10 western states, and revenues from $0 to $40 million in two years through organic growth and acquisition. He developed and executed corporate marketing plan and implemented national sales training and operational best practices programs based on successes. From 1986 to 2000, Mr. Christiansen held various positions including VP of Consulting Services for Artios Corporation, a technology provider for then international paper industry.

RICK  GALASIESKI:  Vice  President  and  Director

Rick Galasieski serves as Vice President and director of the Company. He previously served as Vice President of Internet Marketing for Berman Marketing Group, Inc. In 2002 Mr. Galasieski founded Epic Results, Inc., an interactive internet marketing firm specializing in driving keyword targeted traffic to web properties, which he ran until joining the Company in 2007. In 2000 he co-founded EdgeFocus, Inc., which was acquired by Wireless Logic Group, a leading supplier of Wi-Fi services to multi-dwelling units across the Southwestern United States. From 2000 to 2002, he served as their Vice President of Operations and Strategic Development.

In 1998 Mr. Galasieski co-founded Broadband Digital Group, Inc. From 1998 to 2000, he was instrumental in growing this company from its inception to over 200 employees, which was acquired by Winfire, Inc., and grew to the number six broadband company in the United States at the time. The company had over 50,000 active DSL subscribers and over 500,000 desktop software clients when the subscriber base was sold off to the regional bell operating companies. Mr. Galasieski received his BS in Marketing from Arizona State University.

OTHER  SIGNIFICANT  EMPLOYEES  AND  CONSULTANTS

In addition to the above listed Executive Officers and Directors, we consider the following non-executive officers to be instrumental to the conduct of our business:

JOHN  WEBER,  JR.:  Head  of  Accounting  Advisory  Board

Mr. Weber joined the Company on May, 26, 2008 and served as the Vice Present of Finance and Vice President of Compliance for the Company and each of the Company's subsidiaries until his resignation. He currently serves as Head of the Company's Accounting Advisory Board. From 2002 until he joined the Company, Mr. Weber served as a Corporate Auditor / Investigator for Boeing. At Boeing, he assessed the control environment around financial reporting, compliance, and operations for various Boeing businesses. In addition, Mr. Weber worked directly with Boeing Legal and Ethics divisions to investigate allegations that potentially compromised the control environment and Corporate Governance at Boeing. His responsibilities included the assessment of risk around financial controls, compliance, operations and the effectiveness of the Corporate Governance of the company. Mr. Weber was instrumental in executing compliance measures with respect to the requirements of Sarbanes-Oxley, including creating and monitoring Boeing's internal controls over financial reporting, and verifying the truth and accuracy of financial statement assertions. He also has extensive experience in auditing the preparation of public company financial statements, including forecasts. From 2000 to 2002, he was a Senior Financial Analyst for the Intermodal Services Division of GE Capital, where he was responsible for forecasting, profit and loss statements, analyzing actual results and providing analysis between forecast and actual.

Mr.  Weber  received  a  Masters  of  Business  Administration  in  Finance from
Pepperdine University, and a Bachelor of Business Administration in Accounting from Gonzaga University. He is a Certified Public Accountant in the State of California.

We are currently in the process of renegotiating Mr. Weber's consulting agreement. However there can be no assurances that we will be able to successfully retain Mr. Weber's consulting services on acceptable terms. If we are unable to successfully renegotiate Mr. Weber's agreement, we will not have anyone under contract or employed qualified to assist us in timely filing our periodic reports, and we will have to find a replacement.

LEGAL  AND  DISCIPLINARY  HISTORY

No  officer,  director or control person of the Company has been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person's involvement in any type of business or securities activities.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American

Stock Exchange. SEC regulations require reporting persons to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that Mr. Berman, Mr. Christiansen and Mr. Galasieski each failed to file timely a Form 3 to report initial beneficial ownership.

CORPORATE  GOVERNANCE.

We have not adopted a code of ethics do date. We are in the process of evaluating the standards of conduct necessary for the deterrence of malfeasance and the promotion of ethical conduct and accountability, and will determine whether a code of ethics is necessary based on our evaluation.

The Company does not have a standing Nominating Committee. There have been no changes to the procedures whereby security holders may recommend nominees to the registrant's board of directors.

The Company is not a "listed issuer" as defined by Rule 10A-3, and does not have a standing Audit Committee. We do not have a financial expert serving on our board of directors.


ITEM  11.  EXECUTIVE  COMPENSATION

COMPENSATION  DISCUSSION  AND  ANALYSIS

Objectives  and  Philosophy  ofour  Executive  Compensation  Program
--------------------------------------------------------------------

We do not have a standing compensation committee. Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

-    attract,  retain  and  motivate  skilled  and  knowledgeable  individuals;
- ensure that compensation is aligned with our corporate strategies and business objectives;
- promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and
-    align executives'  incentives  with  the  creation  of  stockholder  value.

To achieve these objectives, our board of directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive's overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also generally provide a portion of our executive compensation in the form of options that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Named  Executive  Officers
--------------------------

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the "named executive officers."

     Name                   Corporate Office
     -------------------    -------------------------------
     Bruce Berman           Chief Executive Officer
                            and Principal Financial Officer

     Robert Christiansen    Executive Vice President
                            of Business Development

     Rick Galasieski        Vice President


Components of our Executive Compensation Program
------------------------------------------------

At this time, the primary elements of our executive compensation program are base salaries and option grant incentive awards, although the board of directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely extensively on benchmarking against our competitors in making compensation related decisions, although we may consider industry compensation trends as one of many factors in our case-by-case determination of proper compensation.

Base  salaries
--------------

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual's performance and compensation trends in our industry.

Equity Awards
-------------

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of warrants. We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. The Company has issued a total of 15,500,000 warrants to its current employees.

We have issued 15,000,000 warrants to Rick Galasieski, an executive officer, in three separate issuances of 5,000,000 warrants each. 5,000,000 warrants will vest annually in three equal installments beginning in May, 2009, at an exercise price of $0.025, and will terminate immediately upon termination of employment for cause, or 5 years from vesting otherwise. 5,000,000 were issued pursuant to an employment agreement on August 8, 2008; they vest on August 8, 2009 at an exercise price $0.025 and are valid for 5 years after vesting date. The exercise price and period of validity of the initial 10,000,000 warrants were changed to their current levels on February 9, 2009, in consideration for Mr. Galasieski agreeing to an increase in duties and temporary decrease in salary. An additional 5,000,000 warrants were issued on February 9, 2009 after he was named director & Vice President on February 3, 2009. These warrants vest on February 3, 2010 at an exercise price $0.025 and are valid for 5 years after the vesting date.

We have also issued warrants to purchase 250,000 shares each to two of our non-executive officer employees. The warrants vest after one year and are exercisable for five years after vesting at an exercise price of $0.025. The warrants vest immediately upon change in control of the Company.

During the year, the Company also issued 5,000,000 warrants each to John Weber, Jr. and Ryan Guenthart, former executive officers who resigned during the year. The vesting of these warrants was conditioned on their continued employment; the warrants terminated prior to the vesting of any rights

The Company subsequently engaged Mr. Weber as a consultant, and issued 5,000,000 additional warrants to him pursuant to his consultation agreement with the Company. The warrants to Mr. Weber will vest 1,000,000 upon the Company being accepted to the OTCBB, and 500,000 for each timely filing of the next eight periodic reports beginning with the quarterly report for the period ended September 30, 2008. The Company had previously granted 5,000,000 warrants to Mr. Weber contingent on his continued employment, but these warrants failed to vest prior to his resignation.

Cash  bonuses
-------------

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits  and  other  compensation
----------------------------------

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration Statement, with exception to health care, we have not implemented any such employee benefit plans. Mr. Berman, Mr. Christiansen, and Mr. Galasieski's health care costs are paid by the company.

CURRENT  EXECUTIVE  COMPENSATION

As discussed above, we have agreed to pay the Named Executive Officers an annual salary. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the current agreed annual salary of each of the named executive officers.

     Name                   Annual Salary*
     -------------------    ---------------
     Bruce Berman           $        90,000
     Robert Christiansen    $        90,000
     Rick Galasieski        $        72,000
     * Total Annual Salary paid to the named executives is subject to the attainment of certain performance goals as more fully described below.

Bruce Berman, Chief Executive Officer - The Company had previously agreed to pay Mr. Berman an annual salary of $297,500, $24,970 monthly, beginning on January 1, 2009. Mr. Berman has agreed to reduce his monthly salary to $7,500 per month beginning February 1, 2009. Upon the Company reaching an operational profit of $100,000 with all undisputed accounts payable in a current status, Mr. Berman's previous monthly salary will be reinstated. The company will need to negotiate with Mr. Berman for the year 2010 and beyond.

Robert Christiansen, Chief Operating Officer - The Company had previously agreed to pay Mr. Christiansen an annual salary of $127,500, $10,625 monthly. Mr. Christiansen has agreed to reduce his monthly salary to $7,500 per month beginning February 1, 2009. Upon the Company reaching an operational profit of $100,000 with all undisputed accounts payable in a current status, Mr.
Christiansen's previous monthly salary will be reinstated. The company will need to negotiate with Mr. Christiansen for the year 2010 and beyond.

Rick Galasieski: Vice President - The Company had previously agreed to pay Mr. Galasieski an annual salary of $100,000, $8,333 monthly. Mr. Galasieski has agreed to reduce his monthly salary to $6,000 per month beginning February 1, 2009. Upon the Company reaching an operational profit of $100,000 with all undisputed accounts payable in a current status, Mr. Galasieski's salary will be increased to $127,500. The company will need to negotiate with Mr. Galasieski for the year 2010 and beyond.

GRANTS  OF  PLAN-BASED  AWARDS  TABLE  FOR  FISCAL  YEAR  2007

The Company currently does not participate in any equity award plan. During fiscal 2008, we did not grant any equity awards under any equity award plan.

OPTION  EXERCISES  FOR  FISCAL  2007

During  fiscal  2007,  none  of  the named executive officers exercised options.

NONQUALIFIED  DEFERRED  COMPENSATION

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION  OF  DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Berman and Mr. Christiansen did not receive any compensation for service on our board of directors, and we have not provided any compensation to any member of our Board of Directors for the fiscal year ended December 31, 2008.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation. None of our officers serve on the board of directors of any other entity whose executive officer serves on our board of directors.

COMPENSATION  COMMITTEE  REPORT

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Registration Statement on Form 10.


SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Company's highest paid executive officers during the fiscal year ended December 31, 2008.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.  Similar information for the fiscal year ended
December 31, 2006 is not included as the Company was dormant for that period.

NAMED                      ANNUAL         ANNUAL         OTHER         COMPENSATION  LONG TERM
EXECUTIVE                  COMPENSATION   COMPENSATION   ANNUAL        RESTRICTED    COMPENSATION  LTIP
OFFICER              YEAR  SALARY ($)     BONUS ($)      COMPENSATION  STOCK         OPTIONS       PAYOUTS  ALL OTHER
-------------------  ----  -------------  -------------  ------------  ------------  ------------  -------  ---------
Bruce Berman         2007           0                 0             0             0             0        0          0
                     2008           1                 0             0             0             0        0          0
Robert Christiansen  2007      30,000(2)              0             0             0             0        0          0
                     2008     120,000                 0             0             0             0        0          0
Rick Galasieski(1)   2008      87,985                 0             0             0             0        0          0

1. Mr. Galasieski began his employment on January 1, 2008.
2. Mr. Christiansen began his employment in October, 2007.  He was paid a pro rata portion of his agreed $120,000 annual salary.



OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December
31, 2008.

                 OPTION AWARDS(1)
                 -------------------------------------------------------------------------------------------------------
                 NUMBER OF              NUMBER OF              EQUITY INCENTIVE PLAN AWARDS:  OPTION
                 SECURITIES UNDERLYING  SECURITIES UNDERLYING  NUMBER OF SECURITIES           EXERCISE   OPTION
                 UNEXERCISED OPTIONS    UNEXERCISED OPTIONS    UNDERLYING UNEXERCISED         PRICE      EXPIRATION
NAME             (#) EXERCISABLE        (#) UNEXERCISABLE      UNEARNED OPTIONS               ($)        DATE
---------------  ---------------------  ---------------------  -----------------------------  ---------  ---------------
Rick Galasieski                      -              1,666,667                              -      0.025  May 5, 2014
                                                    1,666,667                                     0.025  May 5, 2015
                                                    1,666,666                                     0.025  May 5, 2016
                                                    5,000,000                                     0.025  August 15, 2014

1. Mr. Christiansen holds warrants to purchase up to 63,750,000 shares of common stock.  These warrants were issued by
Mr. Berman and not by the Company.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 26, 2009. The table shows the amount of shares owned by:

     (1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of March 26, 2009;
     (2)  each  of  the  Company's  Directors  and  Executive  Officers;  and
     (3)  all  of  its  Directors  and  Executive  Officers  as  a  group.

                          AMOUNT OF SHARES   PERCENT OF SHARES
     IDENTITY OF          BENEFICIALLY       BENEFICIALLY
     PERSON OR GROUP      OWNED              OWNED(1,4)          CLASS
     -------------------  -----------------  ------------------  ------
     Bruce Berman            297,325,000(3)               73.6%  Common
     CEO and Chairman

     Robert Christiansen    85,000,000(2,3)               21.0%  Common
     EVP and Director

     Rick Galasieski                     0
     VP and Director

     All Directors and         318,575,500                78.8%  Common
     Officers as a Group

(1) The percentage of shares owned is based on 403,903,870 shares being outstanding as of March 26, 2009. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares in the Company's stock, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 21,250,000 shares and options to purchase up to 63,750,000 shares held by Mr. Berman. Mr. Berman had issued an option to Mr. Christiansen to purchase up to 127,500,000 shares of his stock, which was reduced to 106,250,000 on July 28, 2008. As of July 29, 2008, these options are exercisable on the following schedule: (a) 42,500,000 shares once the Company has 30,000 activated cards (these options were exercised on May 27, 2008); (b) an additional 42,500,000 shares (reduced to 21,250,000 on July 28, 2008) once the Company has 70,000 issued cards and the Company's revenues exceed $500,000 per month; and
(c) an additional 42,500,000 shares once the company has 120,000 issued cards and the Company's revenues exceed $825,000 per month. Mr. Christiansen may exercise those options upon reaching those milestones upon payment to Mr. Berman of an exercise price of $.0001 per share for the options. If the conditions are not met, the warrants referred to in (b) above expire August 1, 2011, and the warrants referred to in (c) above expire August 1, 2012.

(3) On July 28, 2008, senior management of the Company agreed to cancel and return to treasury a total of 127,500,000 shares of the Company's common stock. Bruce Berman agreed to cancel 106,250,000 of his shares, and Robert Christiansen agreed to cancel 21,250,000 of his shares.

In addition, Mr. Christiansen agreed to restructure his option agreement with Mr. Berman. The total number of options to purchase shares held by Mr. Berman was been reduced by 21,250,000, and the remaining options have been made conditional on additional Company performance milestones.

42,500,000 options conditional on the issuance of 70,000 cards have been reduced to 21,250,000, and made conditional also on the Company's revenues exceeding $500,000 per month. 42,500,000 options conditional on the issuance of 120,000 cards have been made conditional also on the Company's revenues exceeding $825,000 per month.

As a result of the cancellation, the Company's amount of common stock outstanding was reduced from 524,466,390 to 396,966,390, a drop of 24.3%. Proportionate ownership by all shareholders will increase by 32.1%.

(4) BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.


ITEM  13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

BERMAN  INVESTMENT  GROUP  LLC

Bruce Berman, the Company's Chief Executive officer, owns Berman Investment Group LLC ("BIG"). BIG allowed on a non-exclusive basis Berman Marketing Group, Inc. ("BMG"), a wholly owned subsidiary of the Company, to use its hardware, software, Data Base, Business Support Facilities and Equipment In exchange for paying the hosting cost of equipment which is approximately $1,800 per month. This agreement expired in November 2008. The agreement also required the Company to reimburse BIG for costs incurred, however BIG did not incur any costs resulting from the lease agreement.

The Company has also engaged BIG as a consultant. The Company is also required to reimburse BIG for costs incurred, however BIG has not incurred any costs resulting from the consulting agreement and is currently not seeking reimbursement.

MERCHANT  PROCESSING  INTERNATIONAL,  INC.  DBA  BANK  FREEDOM

Prior to March 8, 2008, Bruce Berman, the Company's Chief Executive Officer, owned Merchant Processing International, Inc. dba Bank Freedom ("Bank Freedom"). Bank Freedom is a registered Independent Sales Organization ("ISO") with Columbus Bank and Trust and is authorized by Visa and MasterCard as a merchant account provider that specializes in all areas of bankcard processing. Bank Freedom has been approved by a sponsoring bank as well as MasterCard and Visa to issue prepaid debit cards.

Bank Freedom had an exclusive agreement with BMG to pay BMG 80% of the gross revenue it receives for all debit card issued. Because of the purchase of MPI, this agreement is canceled.

Bank Freedom received approval to issue cards from a bank, Visa and MasterCard. Bank Freedom is marketing its Bank Freedom Prepaid MasterCard(R) card and had shipped a total of 76,877 cards through August 4, 2008.

Effective January 25, 2008, the Company entered into an Acquisition and Stock Purchase Agreement to purchase all 600 shares of Bank Freedom, representing 100% of the issued and outstanding common stock, from Mr. Berman. In consideration for the controlling stake in Bank Freedom, the Company issued Mr. Berman 22,500,000 shares of common stock, and executed a note in the amount of $750,000, payable in monthly installments over two years with a simple interest rate of 7.25%. This agreement was approved by a majority of disinterested shareholders of the Company. Following the transaction, the Company filed a dba to do business as "Bank Freedom." The
Company  has  recently  filed  in  California  to  change  the  name of Merchant
Processing  International,  Inc.,  dba  Bank  Freedom  to  Bank  Freedom,  Inc.

On July 3, 2008, the Company restructured the note owed to Mr. Berman. The term of the note was increased from two years to four years, the interest rate was changed from a fixed 7.25% to prime, not to exceed 7.25%, and reduced fixed payments from $31,250 of principal plus interest to $17,272, which includes both principal and interest. The prime rate is currently 5%. A majority of the directors not including Mr. Berman has determined this restructuring to be in the best interest of the Company and its shareholders. In January of 2009 the interest rate on the note was dropped to 3.25% which creates a payment of $16,764.69. The company is currently in default of the note and has not made its January , February or March payments totaling $50,800.95.

LEASED  PROPERTY

The Company previously operated at 18500 Von Karman Suite 530, Irvine, CA 92612. BMG, the Company's wholly owned operating subsidiary, rented this space on a sublease from BIG under a lease from The Irvine Company. The lease expired December, 2008.

DIRECTOR  INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The Company does not have any independent directors on its Board. The company's Board of Directors consists of Bruce Berman, Rick Galasieski and Robert Christiansen, none of whom are independent.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Gruber & Company LLC, the Company's independent public accounting firm, for the fiscal years ended December 31, 2008 and 2007.

                            2008     2007
                         -------  -------
     Audit fees          $15,000  $15,000
     Audit-related fees        -        -
     Tax fees*             5,000    5,000
     All other fees            -        -
                         -------  -------
     TOTAL               $20,000  $20,000
     * Fees for preparation of tax returns

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTANTS

The Company does not have a standing audit committee. The Board as a whole has the authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor. After determining that providing the non-audit services is compatible with maintaining the auditor's independence, the board pre-approves all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts. If it is not practical for the board to meet to approve fees for permitted non-audit services, the board has authorized its chairman, currently Mr. Berman, to approve them and to review such pre-approvals with the Board at its next meeting.


PART  IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

FINANCIAL  STATEMENTS  AND  SCHEDULES.

The following consolidated financial statements of Prepaid Card Holdings, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item
8.  Financial  Statements  and  Supplementary  Data":

     Report  of  Independent  Registered  Public  Accounting  Firm

     Consolidated  Balance  Sheets  as  of  December  31,  2008  and  2007

     Consolidated  Statements  of  Operations  for  the years ended December 31,
          2008,  and  2007

     Consolidated  Statements  of  Changes  in  Shareholders'  Interest  for the
          years  ended  December  31,  2008  and  2007

     Consolidated  Statements  of  Cash  Flows  for the years ended December 31,
          2008  and  2007

     Notes to  Consolidated  Financial  Statements

EXHIBITS

The  following  Exhibits  are  included  herein:

31.1 Certification of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and Principal Financial Officer of Prepaid Card Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley
     Act  of  2002  (18  U.S.C.  1350).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREPAID CARD HOLDINGS, INC.
                                        (the registrant)


                                        By \s\ Bruce Berman
                                           ----------------
                                        Bruce Berman
                                        Chairman, Chief Executive Officer, and
                                        Principal Financial Officer


                                        Date: March 26, 2009