Form 10-Q
period 2009-03-31
Prepaid Card Holdings, Inc.
filed 2009-04-23
CIK 1436872

Page 3
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008
                                                        ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

Commission File Number: 0-53270
                        -------

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

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                 Yes [ ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2009 was 403,903,870 shares.

                          PREPAID CARD HOLDINGS, INC.
                          ---------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                  PAGE NO.
--------  -----------------------------------------------------  --------

Item 1.   Condensed Consolidated Interim Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          March 31, 2009 (unaudited)                                  F-3

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2009 (Unaudited)       F-4

          Condensed Consolidated Statements of Changes
          in Stockholders' Equity for the three months ended
          March 31, 2009 (Unaudited)                                  F-5

          Condensed Consolidated Statement of Cash Flows
          for the three months ended March 31, 2009 (Unaudited)       F-6

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                      F-7

Item 2.   Management's Discussion and Analysis                         14

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.                                                 17

Item 4.   Controls and Procedures                                      17


PART II.  OTHER INFORMATION
--------  -----------------------------------------------------

Item 1.   Legal Proceedings                                            18

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                              18

Item 3.   Defaults Upon Senior Securities                              18

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                      18

Item 5.   Other Information                                            18

Item 6.   Exhibits                                                     18

Signatures                                                             19

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                          PREPAID CARD HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2009

                                                 UNAUDITED
ASSETS                                           MARCH 31,     DECEMBER 31,
Current Assets:                                    2009            2008
                                               ------------  --------------
  Cash and Cash Equivalents                    $   100,442   $      83,011
   Accounts Receivable                             116,700          79,472
   Prepaid Expenses                                 42,606          33,100
                                               ------------  --------------
Total Current Assets                           $   259,748   $     195,583

Fixed Assets - net                             $     4,177   $       4,420

Other Assets:
   Deposits                                         10,000          10,000
                                               ------------  --------------
Total Other Assets                             $    10,000   $      10,000
                                               ------------  --------------
Total Assets                                   $   273,925   $     210,003
                                               ============  ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses       $   275,798   $     272,099
   Salary / Interest Payable - related party        18,165           2,768
   Notes Payable - related party                   197,269         197,269
   Notes Payable                                   111,700          58,551
                                               ------------  --------------
 Total Current Liabilities                     $   602,932   $     530,687

Long Term Liabilities:
    Note Payable - related party               $   466,960   $     466,960
    Note Payable                                   114,327         124,338
                                               ------------  --------------
 Total Long Term Liabilities                   $   581,287   $     591,298
                                               ------------  --------------
 Total Liabilities                             $ 1,184,219   $   1,121,985

Stockholders' Equity:
Common Stock, authorized 1,000,000,000
shares, 403,903,890 and issued and
outstanding @.001 per share                    $   403,904   $     403,904
Additional Paid in Capital                       2,057,597       2,057,597
Retained Deficit                                (3,371,795)     (3,373,483)
                                               ------------  --------------

Total Stockholders' Equity (Deficit)           $  (910,294)  $    (911,982)
                                               ------------  --------------

Total Liabilities and Stockholders'
  Equity (Deficit)                             $   273,925   $     210,003
                                               ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2009

                                        FOR THE THREEMONTHS ENDED       FOR THE THREEMONTHS ENDED
                                      ------------------------------  ------------------------------
                                         MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                           2009           2008            2009            2008
                                      --------------  --------------  --------------  --------------
Revenues
     Card Operations                  $      408,871  $           -   $      408,871  $           -
     Processing Services                     108,838         27,260          108,838         27,260
                                      --------------  --------------  --------------  --------------
     Total Revenues                          517,709         27,260          517,709         27,260
     Cost of Revenues                        143,507              -          143,507              -
                                      --------------  --------------  --------------  --------------
Gross Profit                                 374,202         27,260          374,202         27,260

Expenses:
     Sales                                    59,572        291,003           59,572        291,003
     Professional Fees                        90,671        124,907           90,671        124,907
     General & Administrative                222,286        384,159          222,286        384,159
     Related Party - Rent                          -         23,924                -         23,924
                                      --------------  --------------  --------------  --------------
Total                                        372,530        823,993          372,530        823,993
Profit (Loss) from operations                  1,672       (796,733)           1,672       (796,733)

Other income                                      16              -               16              -

Net Profit (Loss)                     $        1,688  $    (796,733)  $        1,688  $    (796,733)
                                      ==============  ==============  ==============  ==============
Profit (Loss) per share               $        .0000  $      (.0017)  $        .0000  $      (.0017)
                                      ==============  ==============  ==============  ==============

Weighted Average Shares Outstanding      403,903,890    482,313,148      403,903,890    482,313,148
                                      ==============  ==============  ==============  ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 31, 2009


                                                                        Subscr-    Subscr-   Additional    Retained
                               Common Stock       Preferred Stock       iption     iption     Paid in      Earnings
                            Shares     Amount     Shares    Amount    Receivable   Payable    Capital      (Deficit)     Total
                         -----------  --------  ---------  --------  -----------  --------  -----------  ------------  ----------

Balance January 1, 2009  403,903,890  $403,904             $         $         -  $      -  $ 2,057,597  $(3,373,483)  $(911,982)
                         -----------  --------  ---------  --------  -----------  --------  -----------  ------------  ----------

Net income for the
three months ended
March 31, 2009                     -         -          -         -            -         -            -        1,688       1,688
                         -----------  --------  ---------  --------  -----------  --------  -----------  ------------  ----------

Balance March 31, 2009   403,903,890            $       -  $      -  $         -  $      -  $ 2,057,597  $(3,371,795)  $(910,294)
                         ===========  ========  =========  ========  ===========  ========  ===========  ============  ==========



   The accompanying notes are an integral part of these financial statements.

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2009

                                                FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
Cash Flows from Operating Activities:                2009          2008
                                               ---------------  -----------
Net (Loss) for the period:                     $        1,688   $ (796,733)
Depreciation                                              243          343
Common Stock issued                                         -       22,500
Changes in Assets and Liabilities
Accounts Receivable                                   (37,228)           -
Prepaid Expenses and Deposits                          (9,506)           -
Accounts Payable and Accrued Expenses                  19,096      258,331
                                               ---------------  -----------
 Net Cash flows used for Operating Activities         (25,707)    (515,559)
Cash Flows Used for Investing Activities
Business Combination and Fixed Assets                       -     (738,040)
Cash Flows from Financing Activities
Issuance of note                                       52,769      750,000
Repayments on notes                                    (9,631)
Proceeds from the Issuance of Common Stock                  -      500,000
Collection of subscription Receivable                       -      114,163
                                               ---------------  -----------
Net Cash Flows from Financing Activities               43,138    1,364,163
                                               ---------------  -----------

Net Increase (Decrease) in cash                        17,431      110,564

Cash-beginning                                         83,011      577,331
                                               ---------------  -----------
Cash-end                                       $      100,442   $  687,895
                                               ===============  ===========

Supplemental disclosures:
Interest Paid                                  $        3,534   $        -
Income Taxes paid                              $          800   $        -

  The accompanying notes are an integral part of these consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

Basis of Presentation/Going Concern
-----------------------------------

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

Principles of Consolidation
---------------------------

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

Stock Based Compensation
------------------------

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

During the periods presented, no shares for services were realized.

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

Revenue Recognition
-------------------

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

Income Taxes
------------

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

Earnings (Loss) Per Share
-------------------------

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted FAS 160 in the first
quarter of fiscal 2009.   The adoption of SFAS No. 160 had no effect on our
financial position and results of operations.

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

The company owes on a note to a related party, its President $664,229 with interest at 5% due over 48 months starting July 1, 2008. On January 1, 2009 the interest rate was adjusted to 3.25%. Accrued interest payable amounted to $8,165 at March 31, 2009.

The company owes its President $10,000 for accrued salary expense at March 31, 2009. In 2009 the Company's president reduced his salary approximately 70% commencing February 1, 2009.

The Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party for hardware and software which expired in November 2008. Monthly terms approximate $1,800 a month. There were no expenses incurred during the period.

The Company also sub-leased its rental space from Berman Investment Group until December 31, 2008, an entity owned by a related party, for approximately $3,500 per month. During the three months ended March 31, 2009 and 2008, $0 and $23,924 was incurred respectively and shown as related party expenses in the profit and loss statement.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has accounts receivable from Banks on the amounts transacted for the previous month, consisting of processing fees and charges.

NOTE  5  -  FIXED  ASSETS

     Furniture and Fixtures    $ 8,648
     Computers                   3,682
                               --------
     Total                      12,330

     Accumulated Depreciation   (8,177)

     Net Fixed Assets          $ 4,177

Depreciation expense for the three months ended March 31, 2008 and 2007 was $243 and $343 respectively.

NOTE  6  -  NOTES  PAYABLE

Related  Party
--------------

The Company is indebted to its main shareholder for the purchase of the subsidiary for $664,229 payable over 41 months with interest at 3.25%. There was accrued interest at March 31, 2009 of $8,165. The interest expense is also included in the general and administrative expenses in the statement of operations. Effective January 1, 2009, the interest rate was reduced from 5% to 3.25%.

Other
-----

The Company is indebted to a previous vendor for the purchase of marketing services for $173,259 payable over 34 months with interest at 4.00%.

The Company is indebted to a vendor for the purchase of marketing services for $52,769 payable over 12 months with interest at 4.00%.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the first quarter 2008 the Company issued 33,000,000 shares of stock, 22,500,000 shares for the purchase of the subsidiary and the balance of 10,500,000 shares for $500,000 cash. Also during the quarter subscription receivables of $114,163 were collected.

There were no stock transactions during the first quarter of 2009.

NOTE 8 - INCOME TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has a net loss carry forward equal to approximately $700,000. The deferred tax asset related to this carry forward has been reserved in full based upon the weight of available evidence, that it is more likely than not that the deferred tax assets will not be realized.

NOTE 9 - CONTINGENT LIABILITIES

In 2009 the Company received notice of a lawsuit alleging breach of a contractual relationship involving shares of stock for services. The Company is diligently defending this lawsuit and feels there is no merit to its action and even in the event of an adverse outcome such outcome would not have a material effect on the business.

NOTE 10 -SUBSEQUENT EVENTS

None.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the three months ended March 31, 2009, the Company had incurred $516,037 in expenses and had realized only $517,709 in revenues.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31,  2009
--------------------------------------

Revenues

During the three months ended March 31, 2009, merchant processing services realized revenues of $108,838 and the Bank Freedom prepaid card realized revenues of $408,871 for a total of $517,709. This represents an increase of 1800% or $490,449 from $27,260 for the same period last year. The increase is primarily the result of no prepaid card operations in the first quarter of 2008. Merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the three months ended March 31, 2009, we incurred $143,507 in costs directly attributed to our sales. This represents a total increase of $143,507 over $0 realized in the same period last year. The increase is due to the operations of the prepaid card business had not commenced in the first quarter of 2008. Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the three months ended March 31, 2009, we incurred $372,530 in expenses. This represents a decrease of 55% or $451,463 from $823,993 realized in the same
period  last  year.   Expenses  consisted  of  the  following:

     EXPENSES:
     Sales                                       $ 59,572
     Professional Fees                             90,671
     Selling General and Administrative Costs     222,286
     Related Party Expense - Rent                       0

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a decrease of 80% or $231,431 from $291,003 realized in the same period last year. As a development stage company during this period in 2008, the company dedicated significant resources to its marketing effort.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a decrease of 27% or $34,236 from $124,907 realized in the same period last year, as the company required more professional services during development stage this period last year.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This represents a 42% or $161,873 decrease from $384,159 realized in the same period in 2008. 2009 is the result of the company significantly leaning out its operations.

Related Party Expense - Rent - Consists of office space rental. This represents a total decrease of $23,924 from $23,924 to $0 realized from the same period in 2008. In 2009, the company no longer rents its office space from a related party.

ITEM 4.  CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March31, 2009.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During the year ended December 31, 2008, the Company had a dispute with one of its vendors over the amount of about $360,000. On January 13, 2009, the Company agreed to a settlement of this dispute. We have agreed to execute a note in the amount of $182,900 at 4% simple annual interest payable monthly over three years, whereby we will pay $5399.64 a month.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


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