Form 10-Q
period 2009-06-30
Prepaid Card Holdings, Inc.
filed 2009-08-07
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008
                                                         -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number:0-53270
                       -------

                          PREPAID CARD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                     76-0222016
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I. R. S. Employer
   incorporation or organization)                    Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2009 was 403,903,890 shares.

                          PREPAID CARD HOLDINGS, INC.
                          ---------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------  --------

Item 1.   Condensed Consolidated Interim Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at June 30,
          2009 (unaudited)                                                   F-3

          Condensed Consolidated Statements of Operations for the
          six months ended June 30, 2009 (Unaudited)                         F-4

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity for the six months ended June 30,
          2009 (Unaudited)                                                   F-5

          Condensed Consolidated Statement of Cash Flows for the
          six months ended June 30, 2009 (Unaudited)                         F-6

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                             F-7

Item 2.   Management's Discussion and Analysis                                14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         17

Item 4.   Controls and Procedures                                             17


PART II.  OTHER INFORMATION
--------  ------------------------------------------------------------

Item 1.   Legal Proceedings                                                   18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits                                                            19

Signatures                                                                    19

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                          PREPAID CARD HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2009


                                            UNAUDITED
ASSETS                                       JUNE 30,     DECEMBER 31,
Current Assets:                                2009           2008
                                           ------------  --------------
  Cash and Cash Equivalents                $   125,751   $      83,011
   Accounts Receivable                         103,699          79,472
   Prepaid Expenses                             45,568          33,100
                                           ------------  --------------
Total Current Assets                       $   275,018   $     195,583

Fixed Assets - net                               3,934   $       4,420

Other Assets:
   Deposits                                     10,000          10,000
                                           ------------  --------------
Total Other Assets                         $    10,000   $      10,000
                                           ------------  --------------
Total Assets                               $   288,952   $     210,003
                                           ============  ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses   $   277,351   $     272,099
   Interest Payable - related party             13,562           2,768
   Notes Payable - related party               181,811         197,269
   Notes Payable                                99,304          58,551
   Accrued Derivative Liability                                      -
                                           ------------  --------------
 Total Current Liabilities                 $   572,028   $     530,687

Long Term Liabilities:
    Note Payable - related party           $   482,418   $     466,960
    Note Payable                                99,231         124,338
                                           ------------  --------------
 Total Long Term Liabilities               $   581,649   $     591,298
                                           ------------  --------------
 Total Liabilities                         $ 1,153,677   $   1,121,985

Stockholders Equity:
Common Stock, authorized 1,000,000,000
shares, 403,903,890 and issued and
outstanding @.001 per share                $   403,904   $     403,904
Additional Paid in Capital                   2,057,597       2,057,597
Retained Deficit                            (3,326,226)     (3,373,483)
                                           ------------  --------------

Total Stockholders' Equity (Deficit)       $  (864,725)  $    (911,982)
                                           ------------  --------------

Total Liabilities and Stockholders
  Equity (Deficit)                         $   288,952   $     210,003
                                           ============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                     PREPAID CARD HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                     QUARTER ENDED JUNE 30, 2009

                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                      -------------------------------  -------------------------------
                                      JUNE 30, 2009    JUNE 30, 2008   JUNE 30, 2009    JUNE 30, 2008
                                      --------------  ---------------  --------------  ---------------
Revenues
  Card Operations                     $      388,904  $      127,723   $      797,775  $      127,723
Processing Services                          167,339         114,003          276,177         141,263
                                      --------------  ---------------  --------------  ---------------
  Total Revenues                             556,244         241,726        1,073,953         268,986
Cost of Revenues                             192,218         177,682          335,725         177,682
                                      --------------  ---------------  --------------  ---------------
Gross Profit                                 364,025          64,044          738,227          91,304

Expenses:
Sales                                         52,461         731,019          112,034       1,022,022
Professional Fees                             63,769         309,987          154,440         434,894
General & Administrative                     202,261         439,223          424,547         823,382
  Related Party - Rent                             -          30,586                -          54,510
  Derivative Expense                                               -                                -
                                                      ---------------                  ---------------
Total                                        318,491       1,510,815          691,021       2,334,808
Profit (Loss) from operations                 45,534      (1,446,771)          47,206      (2,243,504)

Other income                                      35           1,415               51           1,415

Net Profit (Loss)                     $       45,569  $   (1,445,356)  $       47,257  $   (2,242,089)
                                      ==============  ===============  ==============  ===============
Profit (Loss) per share               $        .0001  $       (.0028)  $        .0001  $       (.0044)
                                      ==============  ===============  ==============  ===============

Weighted Average Shares Outstanding      403,903,890     514,361,340      403,903,890     505,008,314
                                      ==============  ===============  ==============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


PREPAID CARD HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  QUARTER ENDED JUNE 30, 2009


                                                                   Subscr-      Subscr-   Additional   Retained
                         Common       Stock     Preferred  Stock   iption       iption    Paid in      Earnings
                         Shares       Amount    Shares     Amount  Receivable   Payable   Capital      (Deficit)     Total
                         -----------  --------  ---------  ------  -----------  --------  -----------  ------------  ----------

Balance January 1, 2009  403,903,890  $403,904          -       -  $         -  $      -  $ 2,057,597  $(3,373,483)  $(911,982)
                         -----------  --------  ---------  ------  -----------  --------  -----------  ------------  ----------

Net income for the
six months ended
June 30, 2009                      -         -          -       -            -         -            -       47,257      47,257
                         -----------  --------  ---------  ------  -----------  --------  -----------  ------------  ----------

Balance June 30, 2009    403,903,890  $403,904          -       -  $         -  $      -  $ 2,057,597  $(3,326,226)  $(864,725)
                         ===========  ========  =========  ======  ===========  ========  ===========  ============  ==========

                          The accompanying notes are an integral part of these financial statements.

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED JUNE 30, 2009

                                                        FOR THE SIX MONTHS
                                                            ENDED JUNE 30
Cash Flows from Operating Activities:                   2009         2008
                                                      ---------  ------------
Net (Loss) for the period:                            $ 47,257   $(2,241,989)
Depreciation                                               486           686
Common Stock issued                                          -       211,232
Changes in Assets and Liabilities
Accounts Receivable                                    (24,227)      (47,347)
Due from Affiliate                                                    (2,094)
Prepaid Expenses and Deposits                          (12,468)      (38,140)
Accounts Payable and Accrued Expenses                   16,046       523,342
                                                      ---------  ------------
 Net Cash flows from (used) for Operating Activities 27,094 (1,594,310) Cash Flows Used for Investing Activities
Business Combination and Fixed Assets                        -      (734,067)
Cash Flows from Financing Activities
Issuance of note                                        52,769     1,103,125
Repayments on notes                                    (37,123)
Proceeds from the Issuance of Common Stock                   -       950,000
Collection of subscription Receivable                        -       114,163
                                                      ---------  ------------
Net Cash Flows from Financing Activities                15,646     2,167,288
                                                      ---------  ------------

Net Increase (Decrease) in cash                         42,740      (161,089)

Cash-beginning                                          83,011       577,331
                                                      ---------  ------------
Cash-end                                              $125,751   $   416,242
                                                      =========  ============

Supplemental disclosures:
Interest Paid                                         $  8,846   $         -
Income Taxes paid                                     $    800   $         -

The accompanying notes are an integral part of these financial statements.

                          PREPAID CARD HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 2009

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization and Line of Business
---------------------------------

Prepaid Card Holdings, Inc. formerly Berman Holdings, Inc. (the "Company") was incorporated under the name Nately National Corporation in the state of Nevada on October 8, 1986 and then changed its name National Health Care Alliance, Inc. The Company was dormant until October 11, 2007 when the Company acquired Berman Marketing Group, a wholly owned subsidiary as its operating business. In October 2007 the name was changed from National Health Care Alliance, Inc. to Berman Holdings, Inc. In March of 2008 the Company acquired Merchant Processing International, from a related party, and it became a wholly owned subsidiary. In May of 2008 the Company changed its name to Prepaid Card Holdings, Inc. The company trades under the symbol PPDC on the Over The Counter Bulletin Board.

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

Revenue Recognition
-------------------

The company recognizes revenue both from merchant processing costs and activity charges for card usage. These fees are transaction based and recorded at the time of occurrence.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted FAS 141(R) in the first quarter of fiscal 2009. The adoption of FAS 141 (R) had no effect on our financial position and results of operations.

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

The company owes on a note to a related party, its President $664,229 with interest at 5% due over 48 months starting July 1, 2008. On January 1, 2009 the interest rate was adjusted to 3.25%. Accrued interest payable amounted to $13,562 at June 30, 2009.

The company did not make any payments on the related party note to its president and owes $84,329.93 in back payments as of June 30, 2009.

In 2009 the Company's president reduced his salary approximately 70% commencing February 1, 2009.

The Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party for hardware and software which expired in November 2008. Monthly terms approximate $1,800 a month. There were no expenses incurred during the period.

The Company also sub-leased its rental space from Berman Investment Group until December 31, 2008, an entity owned by a related party, for approximately $3,500 per month. During the six months ended June 30, 2009 and 2008, $0 and $54,510 was incurred respectively and shown as related party expenses in the profit and loss statement.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has accounts receivable from Banks on the amounts transacted for the previous month, consisting of processing fees and charges.

NOTE  5  -  FIXED  ASSETS

     Furniture and Fixtures      $ 8,648
     Computers                     3,682
                                 --------
     Total                        12,330

     Accumulated Depreciation     (8,396)

     Net Fixed Assets            $ 3,934

Depreciation expense for the six months ended June, 2009 and 2008 was $486 and $686 respectively.

NOTE  6  -  NOTES  PAYABLE

Related  Party
--------------

The Company is indebted to its main shareholder for the purchase of the subsidiary for $664,229 payable over 41 months with interest at 3.25%. There was accrued interest at June 30, 2009 of $13,562. The interest expense is also included in the general and administrative expenses in the statement of operations. Effective January 1, 2009, the interest rate was reduced from 5% to 3.25%.

The company did not make any payments on the related party note to its president and owes $84,329.93 in back payments as of June 30, 2009.


Other
-----

The Company is indebted to a vendor for the purchase of marketing services for $158,758 payable over 31 months with interest at 4.00%.

The Company is indebted to a vendor for the purchase of marketing services for $39,778 payable over 9 months with interest at 4.00%.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the first quarter 2008 the Company issued 33,000,000 shares of stock, 22,500,000 shares for the purchase of the subsidiary and the balance of 10,500,000 shares for $500,000 cash. Also during the quarter subscription receivables of $114,163 were collected.

During the second quarter of 2008 the company issued 10,992,803 shares and cancelled 500,000 shares. Of the shares issued, 9,000,000 were issued for cash of $450,000, and 1,992,803 for services totaling $188,732.

There were no stock transactions during the first quarter or second quarters of 2009.

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

NOTE 9 - CONTINGENT LIABILITIES

In 2009 the Company received notice of a lawsuit alleging breach of a contractual relationship involving shares of stock for services. As of June 30 the Company was diligently defending this lawsuit and feels there is no merit to its action and even in the event of an adverse outcome such outcome would not have a material effect on the business.

NOTE 10 -SUBSEQUENT EVENTS

On August 3, 2009, the Company reached an agreement in principal to settle lawsuits brought by Robert McBride and Bruce Barton against the Company. The company's legal counsel is preparing a draft settlement agreement at the time of this filing based on an agreement reached via email exchanges. There can be no assurances that a formal settlement agreement will be reached by the parties.

Under the terms of the proposed settlement, the Company will pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company's common stock from him. Additionally, the convertible note issued to Mr. McBride in the amount of up to $50,000, which is convertible into 400,000 shares of non reversible stock, will be reduced to 300,000 shares of non reversible stock. If after two years the company does not complete a reverse split of its common stock and pays all required settlement payments to Mr. Mcbride, the note and underlying 300,000 shares of stock are canceled. Mr. McBride and Mr. Barton released all claims against the Company and all of its officers and directors, Bruce Berman, Merchant Processing International Inc. DBA Bank Freedom, Berman Marketing Group Inc. and Berman Investment Group ("BIG"). We have not executed the finalized settlement agreement but are working towards doing so.

Prior to the settlement agreement, the Company was obligated to reimburse BIG if BIG paid Mr. Barton $85,000 allegedly owed to him. As a result of the settlement, the Company is no longer obligated to reimburse BIG.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the six months ended June 30, 2009, the Company had incurred $1,026,746 in expenses and had realized only $1,073,953 in revenues.

Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to build our customer base on organic internet traffic, revenue sharing opportunities, co branding, marketing partnerships and cost saving measures. Due to our stock being thinly traded and the current state of our balance sheet, including a lack of hard assets against which to borrow, we believe that it will be very difficult to obtain any form of debt financing with or without equity conversion terms. With the economic turmoil in the financial markets today we are concerned about the ability to raise any capital at all at terms that would be in the shareholders' best interest.

From November, 2007, through September, 2008, the Company raised approximately $2,164,237 in three private offerings, before costs. In addition, we may be required to seek additional funding.

RESULTS  OF  OPERATIONS

Six  Months  Ended  June  30,  2009
-----------------------------------

Revenues

During the six months ended June 30, 2009, merchant processing services realized revenues of $276,177 and the Bank Freedom prepaid card realized revenues of $797,775 for a total of $1,073,953. This represents an increase of 299% or $804,967 from $268,986 for the same period last year. The increase is primarily the result of prepaid card operations beginning in the second quarter of 2008. Merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the six months ended June 30, 2009, we incurred $335,725 in costs directly attributed to our sales. This represents a total increase of 89% or $158,043 over $177,682 realized in the same period last year. The increase is due to the operations of the prepaid card business had not commenced in the first quarter of 2008. Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the six months ended June 30, 2009, we incurred $691,021 in expenses. This represents a decrease of 70% or $1,643,787 from $2,334,808 realized in the
same  period  last  year.   Expenses  consisted  of  the  following:

     EXPENSES:
     Sales                                       $112,034
     Professional Fees                            154,440
     Selling General and Administrative Costs     424,547
     Related Party Expense - Rent                       0
     Derivative Expense

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a decrease of 89% or $909,988 from $1,022,022 realized in the same period last year. As a development stage company in the first quarter of 2008, and a company entering production in the second quarter of 2008, the company dedicated significant resources to its marketing effort.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a decrease of 64% or $280,454 from $434,894 realized in the same period last year, as the company required more professional services during development stage and initial production this period last year.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This represents a 48% or $398,835 decrease from $823,382 realized in the same period in 2008. 2009 is the result of the company significantly leaning out its operations.

Related Party Expense - Rent - Consists of office space rental. This represents a total decrease of $54,510 from $54,510 to $0 realized from the same period in 2008. In 2009, the company no longer rents its office space from a related party.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not incurred during this period in 2008.

Three  Months  Ended  June  30,  2009
-------------------------------------

Revenues

During the three months ended June 30, 2009, merchant processing services realized revenues of $167,339 and the Bank Freedom prepaid card realized revenues of $388,904 for a total of $556,244. This represents an increase of 130% or $314,518 from $241,726 for the same period last year. The increase is primarily the result of number of cardholders for prepaid card operations. For this period in 2008, the prepaid card operations had just begun. Merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the three months ended June 30, 2009, we incurred $192,218 in costs directly attributed to our sales. This represents a total increase of 8% or $14,536 over $177,682 realized in the same period last year. The increase is due to the operations of the prepaid card business had just begun during this period in 2008. Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the three months ended June 30, 2009, we incurred $318,491 in expenses. This represents a decrease of 79% or $1,192,324 from $1,510,815 realized in the
same  period  last  year.   Expenses  consisted  of  the  following:

     EXPENSES:
     Sales                                       $ 52,461
     Professional Fees                             63,769
     Selling General and Administrative Costs     202,261
     Related Party Expense - Rent                       0
     Derivative Expense

Sales - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a decrease of 93% or $678,558 from $731,019 realized in the same period last year. The company entered production in the second quarter of 2008 and dedicated significant resources to its marketing effort.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a decrease of 79% or $246,218 from $309,987 realized in the same period last year, as the company required more professional services as it moved from development stage to production during this period last year.

Selling General and Administrative Costs - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This represents a 54% or $236,962 decrease from $439,223 realized in the same period in 2008. 2009 is the result of the company significantly leaning out its operations.

Related Party Expense - Rent - Consists of office space rental. This represents a total decrease of $30,586 from $30,586 to $0 realized from the same period in 2008. In 2009, the company no longer rents its office space from a related party.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not incurred during this period in 2008.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June, 2009.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 3, 2009, the Company reached an agreement in principal to settle lawsuits brought by Robert McBride and Bruce Barton against the Company. The company's legal counsel is preparing a draft settlement agreement at the time of this filing based on an agreement reached via email exchanges. There can be no assurances that a formal settlement agreement will be reached by the parties.

Under the terms of the proposed settlement, the Company will pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company's common stock from him. Additionally, the convertible note issued to Mr. McBride in the amount of up to $50,000, which is convertible into 400,000 shares of non reversible stock, will be reduced to 300,000 shares of non reversible stock. If after two years the company does not complete a reverse split of its common stock and pays all required settlement payments to Mr. Mcbride, the note and underlying 300,000 shares of stock are canceled. Mr. McBride and Mr. Barton released all claims against the Company and all of its officers and directors, Bruce Berman, Merchant Processing International Inc. DBA Bank Freedom, Berman Marketing Group Inc. and Berman Investment Group ("BIG"). We have not executed the finalized settlement agreement but are working towards doing so.

Prior to the settlement agreement, the Company was obligated to reimburse BIG if BIG paid Mr. Barton $85,000 allegedly owed to him. As a result of the settlement, the Company is no longer obligated to reimburse BIG.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2009, the Company issued warrants to two employees to purchase 250,000 shares of common stock each at an exercise price of $0.025. The warrants vest on January 1, 2010, and expire on January 1, 2015 or upon termination of their employment.

On July 8, 2009, the Company issued warrants to two employees to purchase 100,000 shares of common stock each at an exercise price of $0.025. The warrants vest on January 1, 2010, and expire on January 1, 2015 or upon termination of their employment.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2009, the holders of a majority of the outstanding shares of equity entitled to vote on matters submitted to the shareholders agreed by written consent to remove Robert Christiansen as a director of the Company.


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


Dated: August 6, 2009                   PREPAID CARD HOLDINGS, INC.
                                        (the registrant)

                                        By: \s\ Bruce Berman
                                            ----------------
                                        Bruce Berman
                                        Chief Executive Officer