Form 10-Q
period 2009-09-30
Prepaid Card Holdings, Inc.
filed 2010-03-04
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009
                                                        -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from         to

Commission File Number:0-53270
                       -------

                          PREPAID CARD HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                76-0222016
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I. R. S. Employer Identification No.)
 incorporation or organization)


   20251 S.W. Acacia Street #200, Newport Beach, CA             92660
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                             (949) 250-9556 ext 112
--------------------------------------------------------------------------------
                           Issuer's telephone number

                 18500 Von Karman, Suite 530, Irvine, CA 92612
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of September 30, 2009 was 403,903,890 shares.
                                   PPDC3Q0901

                          PREPAID CARD HOLDINGS, INC.
                          ---------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.     Condensed Consolidated Interim Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited)......F-3

Condensed Consolidated Statements of Operations for the nine months ended
September 30, 2009 (Unaudited)...............................................F-4

Condensed Consolidated Statements of Changes in Stockholders' Equity for
the nine months ended September 30, 2009 (Unaudited).........................F-6

Condensed Consolidated Statement of Cash Flows for the nine months ended
September 30, 2009 (Unaudited)...............................................F-7

Notes to Condensed Consolidated Interim Financial Statements (unaudited).....F-8

Item 2.     Management's Discussion and Analysis..............................16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........19

Item 4.     Controls and Procedures...........................................20


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings.................................................20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......21

Item 3.     Defaults Upon Senior Securities...................................21

Item 4.     Submission of Matters to a Vote of Security Holders...............21

Item 5.     Other Information.................................................21

Item 6.     Exhibits..........................................................21

Signatures....................................................................22


                                     Page 2
                                   PPDC3Q0902

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                          PREPAID CARD HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2009

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       2009            2008
                                                 ---------------  --------------
ASSETS                                               (UNAUDITED)
Current Assets
  Cash and cash equivalents                      $       78,528   $      83,011
  Receivables                                           198,839          79,472
  Prepaid expenses                                       39,071          33,100
                                                 ---------------  --------------
Total Current Assets                                    316,438         195,583
Property and Equipment, net                               4,796           4,420
Other Assets
  Deposits                                               10,000          10,000
                                                 ---------------  --------------
Total Assets                                     $      331,234   $     210,003
                                                 ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses          $      316,288   $     272,099
  Deferred liability                                     88,549               -
  Interest payable - related party                       12,933           2,768
  Note payable - related party                          307,944         197,269
  Note payable                                           86,784          58,551
                                                 ---------------  --------------
Total Current Liabilities                               812,499         530,687
Long Term Liabilities
  Note payable - related party                          341,779         466,960
  Note payable                                           83,981         124,338
                                                 ---------------  --------------
Total Long Term Liabilities                             425,760         591,298
                                                 ---------------  --------------
Total Liabilities                                     1,238,258       1,121,985
Commitments and Contingencies                                 -               -

Stockholders' Deficit
  Common stock - authorized 1,000,000,000
  shares, $0.001 per share,  403,903,890 shares
  issued and outstanding                                403,904         403,904
  Additional paid in capital                          2,057,597       2,057,597
  Accumulated deficit                                (3,368,525)     (3,373,483)
                                                 ---------------  --------------
Total Stockholders' Deficit                            (907,024)       (911,982)
                                                 ---------------  --------------
Total Liabilities and Stockholders' Deficit      $      331,234   $     210,003
                                                 ===============  ==============

   The accompanying notes are an integral part of the unaudited consolidated financial statements.
                                     F-3
                                   PPDC3Q0903

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2009
                                            FOR THE THREE    MONTHS ENDED     FOR THE NINE     MONTHS ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                2009             2008             2009             2008
                                           ---------------  ---------------  ---------------  ---------------
REVENUES
  Card operations                          $      532,130   $      259,808   $    1,329,905   $      387,531
  Processing services                             115,312          144,294          391,489          285,437
                                           ---------------  ---------------  ---------------  ---------------
Total revenues                                    647,441          404,102        1,721,393          672,968

COST OF SALES                                     325,708          157,626          661,433          335,189
                                           ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                      321,733          246,476        1,059,960          337,779

OPERATING EXPENSES
  Sales and marketing                              10,761          144,798          122,795        1,148,681
  Professional fees                                24,250          238,234          178,690          785,878
  Depreciation                                        243              343              729            1,029
  General and administrative                      319,179          293,221          722,757          998,748
  Related party - rent expense                          -           17,151                -           71,661
  Derivative expense                                    -           98,438                -           98,438
                                           ---------------  ---------------  ---------------  ---------------
Total operating expenses                          354,432          792,185        1,024,970        3,104,435
                                           ---------------  ---------------  ---------------  ---------------
INCOME (LOSS)  FROM OPERATIONS                    (32,699)        (545,709)          34,990       (2,766,656)

NON-OPERATING INCOME (EXPENSES)
  Interest income                                      96                -               96                -
  Interest expense                                 (5,136)          (1,489)         (13,618)         (11,491)
  Interest expense - related party                 (4,542)          (9,198)         (15,701)         (20,444)
  Other                                               (17)             133               34            1,549
                                           ---------------  ---------------  ---------------  ---------------
Total non- operating expenses                      (9,600)         (10,554)         (29,189)         (30,386)
                                           ---------------  ---------------  ---------------  ---------------

Income (Loss) Before Income Taxes                 (42,299)        (556,263)           5,801       (2,797,042)

                                     F-4
                                   PPDC3Q0904

Provision for income taxes                              -                -             (843)            (865)
                                           ---------------  ---------------  ---------------  ---------------


Net Income (Loss)                                 (42,299)        (556,263)           4,958       (2,797,907)
                                           ===============  ===============  ===============  ===============

Income (Loss)  per common share
  - basic and diluted                             (0.0003)         (0.0013)          0.0000          (0.0058)
                                           ===============  ===============  ===============  ===============

Weighted average shares outstanding
   during the period - basic and diluted      403,903,890      436,992,764      403,903,890      483,212,842
                                           ===============  ===============  ===============  ===============















                                     F-5
                                   PPDC3Q0905

                          PREPAID CARD HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        QUARTER ENDED SEPTEMBER 30, 2009
                              COMMON STOCK           PREFERRED STOCK     ADDITIONAL        RETAINED
                              SHARES       AMOUNT    SHARES     AMOUNT   PAID IN CAPITAL   EARNINGS (DEFICIT)   TOTAL
                              -----------  --------  ---------  -------  ----------------  -------------------  ----------

Balance - January 1, 2009     403,903,890  $403,904          -  $     -  $      2,057,597  $       (3,373,483)  $(911,982)

Net income                              -         -          -        -                 -               4,958       4,958
                              -----------  --------  ---------  -------  ----------------  -------------------  ----------

Balance - September 30, 2009  403,903,890  $403,904          -  $     -  $      2,057,597  $       (3,368,525)  $(907,024)
                              ===========  ========  =========  =======  ================  ===================  ==========



The accompanying notes are an integral part of the unaudited consolidated financial statements





                                     F-6
                                   PPDC3Q0906

                          PREPAID CARD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        QUARTER ENDED SEPTEMBER 30, 2009

                                                                    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2009    SEPTEMBER 30, 2008
                                                             --------------------  --------------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $             4,958   $        (2,797,907)
Depreciation                                                                 729                 1,029
Common stock issued                                                            -               337,231
(Increase) decrease in current assets
  Accounts receivable                                                   (119,367)              (46,438)
  Due from affiliates                                                          -                  (125)
  Prepaid expenses and deposits                                           (5,971)              (35,314)
Increase (Decrease) in current liabilities
  Accounts payable and accrued expenses                                   54,355               680,953
  Deferred liability                                                      88,549                     -
                                                             --------------------  --------------------
Net Cash Provided By (Used In) Operating Activities                       23,252            (1,860,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Business combination and fixed assets                                     (1,105)             (734,067)
                                                             --------------------  --------------------
Net Cash Used in Investing Activities                                     (1,105)             (734,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from issuance of note payable                                    -             1,103,125
Cash payments on notes payable                                           (26,630)             (410,068)
Cash proceeds from issuance of common stock                                    -             1,425,000
Cash proceeds from collections of subscriptions receivable                     -               114,163
                                                             --------------------  --------------------
Net Cash Used In Financing Activities                                    (26,630)            2,232,220
                                                             --------------------  --------------------

NET INCREASE (DECREASE) IN CASH                                           (4,483)             (362,418)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE                             83,011               577,331
                                                             --------------------  --------------------

CASH AND CASH EQUIVALENTS - ENDING BALANCE                   $            78,528   $           214,913
                                                             ====================  ====================


SUPPLEMENTAL DISCLOSURES:
Interest Paid                                                $            13,521   $            31,395
Income Taxes Paid                                            $               800   $                 -



   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                     F-7
                                   PPDC3Q0907

                          PREPAID CARD HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Line  of  Business
-------------------------------------

Prepaid Card Holdings, Inc. formerly Berman Holdings, Inc. (the "Company"), was incorporated under the name Nately National Corporation in the state of Nevada on October 8, 1986 and then changed its name to National Health Care Alliance, Inc. The Company was dormant until October 11, 2007 when it acquired Berman Marketing Group, a wholly-owned subsidiary as its operating business. In October 2007, the name of the Company was changed from National Health Care Alliance, Inc. to Berman Holdings, Inc. In March 2008, the Company acquired Merchant Processing International, Inc. from a related party, and it became a wholly-owned subsidiary of the Company. In May 2008, the Company changed its name to Prepaid Card Holdings, Inc. The Company currently trades under the symbol PPDC.PK on Pink OTC Markets Inc. which provides the leading inter-dealer electronic quotation and trading system in the over-the-counter (OTC) securities market.

The Company is in the prepaid general use debit, ATM, POS and signature based card market. The Company's primary target audience is the non-banked and underserved individuals in the country.

Basis  of  Presentation/Going  Concern
--------------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America, which contemplate continuation of the Company as a going concern. The Company has incurred consistent losses and has a negative stockholders' equity. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Berman Marketing Group, Inc and Merchant Processing International, Inc. All material inter-company balances and transactions have been eliminated on consolidation. The acquisition of Merchant Processing International, Inc. has been accounted for as a transfer of assets under common control, and accordingly is accounted for in all periods presented.


                                     F-8
                                   PPDC3Q0908

Stock  Based  Compensation
--------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

The Company did not realize any professional services during the nine months ended September 30, 2009 and therefore, did not record any stock based compensation expense.

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

Accounts  Receivable
--------------------

Accounts receivable consist of processing fees and charges from banks on the amounts transacted for the previous month. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

                                     F-9
                                   PPDC3Q0909

Allowance for doubtful debts amounted to $0 as of September 30, 2009 and December 31, 2008, respectively.

Property  and  Equipment
------------------------

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Revenue  Recognition
--------------------

The Company recognizes revenues both from merchant processing services and activity charges for card usage. These fees are based on individual transactions and recorded at the time of occurrence.

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

                                      F-10
                                   PPDC3Q0910

-     Debit  purchase  and  PIN  decline  fees
-     Monthly  maintenance  fees

These  fees  are  charged  on  the  card  and recognized as revenue immediately.

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements", now codified under FASB ASC Topic 605, "Revenue Recognition", ("ASU 2009-13"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing", now codified under FASB ASC Topic 470 "Debt", ("ASU 2009-15"), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with Topic 820 and recognized as an

                                      F-11
                                   PPDC3Q0911
issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Reclassifications
-----------------

Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company issued 22,500,000 shares of common stock for the acquisition of Merchant Processing International, Inc., an entity which was owned by the majority stockholder of the Company.

The Company executed a promissory note with its President for a principal sum of $750,000 bearing interest at 5% per annum, due over 48 months starting July 1, 2008. On January 1, 2009, the interest rate was adjusted to 3.25% per annum. The principal amount outstanding on the promissory note was $664,229 at September 30, 2009. Accrued interest payable on the promissory note amounted to $12,933 at September 30, 2009.

Starting February 1, 2009, the Company's President reduced his salary by approximately 70%.

The Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party, for hardware and software usage for $1,800 per month. The sub-lease agreement expired in November 2008. No expenses were incurred for the sub-lease during the nine month period ended September 30, 2009.

                                      F-12
                                   PPDC3Q0912

The Company also sub-leased its rental space from Berman Investment Group until December 31, 2008, an entity owned by a related party, for approximately $3,500 per month. The Company recorded rent expense from related party amounting to $0 and $71,661 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 3 - BUSINESS COMBINATION

The Company has accounted for the acquisition of Merchant Processing International, Inc. as a business combination under common management and common control for the amount paid for Merchant Processing International, Inc. in excess of its book value. The Company issued 22,500,000 shares of common stock, valued at par of $0.001, due to the related party interest, amounting to $22,500, and incurred a note payable for $750,000, for a total consideration of acquisition valued at $772,500. This amount exceeded the book value of the assets acquired by $732,348 which was charged against additional paid in capital.

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:

                              September 30,    December 31,
                                   2009            2008
                             ---------------  --------------
                                 (Unaudited)
Furniture and fixtures       $        6,808   $       8,648
Computer equipment                    4,787           3,682
                                     11,594          12,330
Accumulated depreciation             (6,797)         (7,910)
                             ---------------  --------------

Property and equipment, net  $        4,798   $       4,420
                             ===============  ==============

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $729 and $1,029, respectively.

NOTE  5  -  NOTES  PAYABLE

Note  Payable  -  Related  Party
--------------------------------

The Company is indebted to its President, a principal shareholder, for the purchase of the subsidiary. The principal balance of the promissory note bearing interest at 3.25% per annum, due at September 30, 2009 amounted to $649,723, and is payable over 41 monthly payments of $16,764 each. Accrued interest payable to the President amounted to $12,933 at September 30, 2009. The Company recorded interest expense related to the promissory note of $15,701 and $20,444 in the accompanying consolidated statements of operations for the nine months period ending September 30, 2009 and 2008, respectively. Effective January 1, 2009, the interest rate was reduced from 5% to 3.25%.

                                      F-13
                                   PPDC3Q0913

Notes  Payable  -  Others
-------------------------

The Company is indebted to a third party vendor for the purchase of marketing services. The principal balance, bearing annual interest at 4%, outstanding at September 30, 2009 amounted to $144,110 payable in monthly payments of $5,400 over 28 months.

The Company is indebted to a third party vendor for the purchase of marketing services. The principal balance, bearing annual interest at 4%, outstanding at September 30, 2009 amounted to $26,655 payable in monthly payments of $4,493 over 6 months.

The Company recorded an interest expense of $13,618 and $11,491 in the accompanying statements of operations for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6 - COMMON STOCK TRANSACTIONS

There were no stock transactions during the nine months ended September 30, 2009.

NOTE 7 - COMMITMENT AND CONTINGENCIES

On July 2, 2009, the Company entered into a five (5) year marketing support agreement with a major Card Association ("Association") to offer their prepaid cards to the Company's customers in a preferred manner with no less than 70% of the company's cards issued bearing the Association's brand. In consideration for offering the prepaid cards in a preferred manner, the Association provided a non-returnable bonus and agreed to provide support up to a certain amount for certain expenses during the term of the agreement and subject to certain performance criteria. In addition, the Association agreed to provide financial incentives to the Company based on achieving future processing volumes. To the extent that the entire value of marketing support is not used during the term of the agreement, any unused marketing support will be forfeited and the Company shall refund to the Association such unused amount of marketing support. On August 27, 2009, the Company received $200,000 of which part was a bonus and recorded it as revenues in the accompanying financial statements for the three months ended September 30, 2009. During the three months ended September 30, 2009, the Company incurred expenses of $61,451 in support expense that was offset against the remaining amount received from the Association. The Company recorded in the accompanying financial statements at September 30, 2009 a deferred liability for the remaining unused support fund received from the Association.

In November 2009, the Company received an invoice from its Processor for $92,945.40 for service charges covering the period from January 1, 2008 to September 30, 2009. On February 11, 2010, the Processor sent a revised invoice for services for $121,828 with no details of the time period covered. The Company is disputing these charges. The Company has not recorded the additional expense of $28,882.60 for services in the accompanying financial statements for the period ended September 30, 2009. On February 17, 2010, the Company and the Processor agreed to mediate their dispute regarding those charges as well as other charges where the Company asserts it has been over billed by its processor. The mediation is scheduled for March 9, 2010. If the Company and the Processor cannot agree in the mediation, the parties will arbitrate the issue.

                                      F-14
                                   PPDC3Q0914

NOTE  8  -SUBSEQUENT  EVENTS

On October 30, 2009, the Company's wholly-owned subsidiary, Merchant Processing International, Inc. entered into a Purchase Agreement with a third party to assign its rights, title, benefit, privileges and interest in receiving compensation for merchant services provided to Payment Resource International, LLC. The purchase price for the assignment of the portfolio to third party was agreed to be $274,835.03. The Company completed the purchase transaction and received net proceeds of $184,557 in cash on October 30, 2009 after making payments of $90,278 owed to third parties.

The Company's Executive Vice President of Business Development, Robert Christiansen was terminated by the Company on August 6, 2009. On September 10, 2009, the Company filed a lawsuit against Mr. Christiansen and on December 22, 2009, the Company settled the lawsuit. As part of the settlement, the Company received back 21,250,000 shares of its common stock held by Mr. Christiansen. Mr. Christiansen also held an option to purchase up to 63,750,000 options at $0.0001 per share from the Company's CEO, Bruce Berman. Mr. Christiansen also released all rights to any of those unexercised options, and in exchange, the Company paid $15,000 to Mr. Christiansen. Each party extended mutual releases. On January 15, 2010, the Company cancelled 21,250,000 shares of common stock received pursuant to the settlement of its lawsuit. In addition, Bruce Berman the Company's Chief executive Officer granted from his personal stock holdings 63,750,000 options to four key members of the Company's management team.

On January 10, 2010, the Board of Directors approved the price reduction of 15,000,000 stock options issued to Rick Galasieski, Senior Vice President of the Company ("Executive") for $0.001 per share if the Executive exercised the purchase of options immediately. The Board reached a unanimous decision to accept the option exercise effective January 5, 2010. The Company received $15,000 in cash from the Executive from the exercise of 15,000,000 options.

On February 5, 2010, the Company assigned its rights to receive compensation and other benefits based upon the processing activity of certain merchants, herein referred to as "Merchant Portfolio", from Spectrum Business Solutions, Inc. to a non-affiliated third party for $100,000. The Company has received $50,000 towards such assignment and agreed to execute a promissory note guaranteed by the two shareholders of the third party, to receive the remaining $50,000 no later than May 3, 2010. As part of this assignment, the Company also agreed to recommend to all its agents to submit all future merchant processing accounts to this third party. With the assignment of this portfolio, the Company is not exiting the merchant credit card processing business but changing from an agent based merchant processor to a 100% in house account based merchant processor. The advertising the Company does on Bank Freedom Prepaid Debit Cards has created an unanticipated lead flow of potential merchant business.

                                      F-15
                                   PPDC3Q0915

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

This Management's Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements included in this Report (the "Financial Statements).

The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis ("MD&A") are quoted in United States dollars.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the nine months ended September 30, 2009, the Company had realized only $4,958 in Net Income despite $1,721,393 in revenues.

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

From November, 2007, through September, 2008, the Company raised approximately $2,164,237 in three private offerings, before costs. We are currently seeking additional sources of funding.

RESULTS  OF  OPERATIONS

Nine  Months  Ended  September  30,  2009
-----------------------------------------

Revenues

During the six months ended September 30, 2009, merchant processing services realized revenues of $391,489 and the Bank Freedom prepaid card operations realized revenues of $1,329,905 for a total of $1,721,393. This represents an increase of 156% or $1,048,425 from

                                    Page 16
                                   PPDC3Q0916

$672,968 for the same period in the prior year. The increase is primarily the result of prepaid card operations beginning in the second quarter of 2008. Merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the nine months ended September 30, 2009, we incurred $661,433 in costs directly attributed to our sales. This represents a total increase of 97% or $326,244 over $335,189 realized in the same period in the prior year. The increase is primarily the result of prepaid card operations beginning in the second quarter of 2008. Cost of Sales includes bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the nine months ended September 30, 2009, we incurred $1,024,970 in operating expenses. This represents a decrease of 67% or $2,079,465 from $3,104,435 realized in the same period last year. Operating expenses consisted of the following:

                                     SEPTEMBER 30,  SEPTEMBER 30,
                                          2009           2008
                                     -------------  -------------
     OPERATING EXPENSES
       Sales and marketing                 122,795      1,148,681
       Professional fees                   178,690        785,878
       Depreciation                            729          1,029
       General and administrative          722,757        998,748
       Related party - rent expense              -         71,661
       Derivative expense                        -         98,438
                                     -------------  -------------
     Total operating expenses            1,024,970      3,104,435
                                     -------------  -------------

Sales and Marketing - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a decrease of 89% or $1,025,886 from $1,148,681 realized in the same period last year. As a development stage company in the first quarter of 2008, and a company entering production in the second quarter of 2008, the company dedicated significant resources to its marketing effort.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a decrease of 77% or $607,188 from $785,878 realized in the same period last year, as the company required more professional services during development stage and initial production this period last year.

                                    Page 17
                                   PPDC3Q0917

Depreciation - Consists of the depreciation of furniture, fixtures, and computer equipment. This represents a 29% or $300 decrease from $1,029 realized in the same period in 2008.

General and Administrative - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This represents a 28% or $275,991 decrease from $998,748 realized in the same period in 2008. The reduction in 2009 is the result of the company significantly leaning out its operations.

Related Party Expense - Rent - Consists of office space rental. This represents a total decrease of $71,661 from $71,661 to $0 realized from the same period in 2008. In 2009, the company no longer rents its office space from a related party.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not incurred during this period in 2009.

Three  Months  Ended  September  30,  2009
------------------------------------------

Revenues

During the three months ended September 30, 2009, merchant processing services realized revenues of $115,312 and the Bank Freedom prepaid card realized revenues of $532,130 for a total of $647,441. This represents an increase of 60% or $243,339 from $404,102 for the same period last year. The increase is primarily the result of number of cardholders for prepaid card operations. For this period in 2008, the prepaid card operations had had only a few months of operations. Merchant processing revenues are generated in the form of commissions paid as a percentage of credit card volume for the retailers engaged, while the prepaid card business model earns revenues through interchange and service fees after issuance of the cards.

Cost  of  Sales

During the three months ended September 30, 2009, we incurred $325,708 in costs directly attributed to our sales. This represents a total increase of 107% or $168,082 over $157,626 realized in the same period last year. The increase is due to the operations of the prepaid card business had had only a few months of operations during this period in 2008. Cost of Sales includes, bank and Mastercard Association fees, merchant processing fees, and fulfillment costs.

Operating  Expenses

During the three months ended September 30, 2009, we incurred $354,432 in operating expenses. This represents a decrease of 55% or $437,753 from $792,185 realized in the same period last year. Expenses consisted of the following:


                                    Page 18
                                   PPDC3Q0918

                                   SEPTEMBER 30,  SEPTEMBER 30,
                                        2009           2008
                                   -------------  -------------
     OPERATING EXPENSES
     Sales and marketing                  10,761        144,798
     Professional fees                    24,250        238,234
     Depreciation                            243            343
     General and administrative          319,179        293,221
     Related party - rent expense              -         17,151
     Derivative expense                        -         98,438
                                   -------------  -------------
     Total operating expenses            354,432        792,185
                                   -------------  -------------

Sales and Marketing - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. This represents a decrease of 93% or $134,037 from $144,798 realized in the same period last year. The company entered production in the second quarter of 2008, and continued to dedicate significant resources to its marketing effort in the third quarter of 2008.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. This represents a decrease of 90% or $213,984 from $238,234 realized in the same period last year, as the company required more professional services as it moved from development stage to production during this period last year.

Depreciation - Consists of the depreciation of furniture, fixtures, and computer equipment. This represents a 29% or $100 decrease from $343 realized in the same period in 2008.

General and Administrative - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This represents a 9% or $25,958 increase from $293,221 realized in the same period in 2008. We do not view this as a significant change from the prior period.

Related Party Expense - Rent - Consists of office space rental. This represents a total decrease of $17,151 from $17,151 to $0 realized from the same period in 2008. In 2009, the company no longer rents its office space from a related party.

Derivative Expense - Consists of stock warrants which are valued using the Black-Scholes option-pricing model. This cost was not incurred during this period in 2009.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.


                                    Page 19
                                   PPDC3Q0919

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company's Executive Vice President of Business Development, Robert Christiansen was terminated by the Company on August 6, 2009. On September 10, 2009, the Company filed a lawsuit against Mr. Christiansen and on December 22, 2009, the Company settled the lawsuit. As part of the settlement, the Company received back 21,250,000 shares of its common stock held by Mr. Christiansen. Mr. Christiansen also held an option to purchase up to 63,750,000 options at $0.0001 per share from the Company's CEO, Bruce Berman. Mr. Christiansen also released all rights to any of those unexercised options, and in exchange, the Company paid $15,000 to Mr. Christiansen. Each party extended mutual releases. On January 15, 2010, the Company cancelled 21,250,000 shares of common stock received pursuant to the settlement of its lawsuit. In addition, Bruce Berman the Company's Chief executive Officer granted from his personal stock holdings 63,750,000 options to four key members of the Company's management team.


                                    Page 20
                                   PPDC3Q0920

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

None.

ITEM 6.     EXHIBITS

10.1 Prepaid Card Agreement between the Company and MasterCard International, Incorporated dated July 2, 2009. Portions of this Exhibit have been omitted pursuant to an application for confidential treatment; the omitted information has been filed separately with the SEC.

10.2 Purchase Agreement between Merchant Processing International, Inc. and Solveras, Inc. dated October 30, 2009.

10.3 Residual Purchase Agreement between Merchant Processing International, inc. and Valico Inc. dated February 5, 2010.

31.1 Certification by the Principal Executive and Financial Officer of Prepaid Card Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and Financial Officer of Prepaid Card Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).



                                    Page 21
                                   PPDC3Q0921

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     March 4, 2010                PREPAID CARD HOLDINGS, INC.
           -------------                (the registrant)

                                        By: \s\ Bruce Berman
                                            ----------------
                                            Bruce Berman


























                                    Page 22
                                   PPDC3Q0922