Form 10-K
period 2009-12-31
Prepaid Card Holdings, Inc.
filed 2010-04-15
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).     [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 was $3,070,156.

The number of shares of the registrant's common stock outstanding as of April 14, 2010 was 391,653,890 shares.

                          PREPAID CARD HOLDINGS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1.     Business...........................................................4
Item 1A.    Risk Factors......................................................14
Item 1B.    Unresolved Staff Comments.........................................14
Item 2.     Properties........................................................14
Item 3.     Legal Proceedings.................................................14
Item 4.     [Removed and Reserved]............................................15

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................16
Item 6.     Selected Financial Data...........................................18
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........21
Item 8.     Financial Statements and Supplementary Data.......................21
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................37
Item 9A.    Controls and Procedures...........................................37
Item 9B.    Other Information.................................................38


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................39
Item 11.    Executive Compensation............................................41
Item 12.    Security Ownership of Certain Beneficial Owners and Management....45
Item 13.    Certain Relationships and Related Transactions....................46
Item 14.    Principal Accounting Fees and Services............................47


                                    PART IV

Item 15.    Exhibits and Financial Statement Schedules........................48
Signatures....................................................................48

                                     PART I

ITEM 1. BUSINESS

A.     BUSINESS  DEVELOPMENT

Prepaid Card Holdings, Inc., a Nevada Corporation (the "Company"), through its wholly-owned operating subsidiaries Berman Marketing Group, Inc., a California Corporation ("BMG") and Merchant Processing International, Inc. dba Bank Freedom ("Bank Freedom") offering card association branded payment cards directly to consumers through its issuing bank, does not participate in other typical commercial banking services such as making loans, accepting deposits, etc., is in the business of marketing and management of general use prepaid cards.

The  Company  was  originally incorporated on October 8, 1986 as Nately National
Corporation, and on April 7, 1987 changed its name to National HealthCare Alliance, Inc. to better reflect the business of the Company at the time. On June 22, 2005, the Ninth Judicial District Court of the State of Nevada entered an order granting custodianship of the Company to Robert K. McBride, due to the finding that the Company had been abandoned by its prior management. Mr. McBride was elected sole director and appointed officer of the Company.

On October 11, 2007, the Company acquired BMG as its operating business. The Company then changed its name to Berman Holdings, Inc. on November 2, 2007 to better reflect its operating business, and changed its trading symbol from NHAL to BRMN. The Company changed its name to Prepaid Card Holdings, Inc. on May 2, 2008 to better reflect its operating business and changed its trading symbol from BRMN to PPDC. BMG was formed on February 2, 2007 by the Company's president, Bruce Berman. On March 8, 2008, the Company acquired Merchant
Processing International, Inc. dba Bank Freedom ("Bank Freedom") from the Company's president, Bruce Berman, as its second operating business. Our operations are currently divided between BMG and Bank Freedom. BMG manages marketing operations, while Bank Freedom manages our prepaid card products, including the processing, banking, printing, customer service, and infrastructure necessary for the management and delivery of prepaid cards. Bank Freedom also manages our merchant processing services portfolio, discussed in more detail below. The Company has not been in bankruptcy, receivership, or any similar proceeding, and, to the best knowledge of management, is not in default on the terms of any note, loan, lease, or other indebtedness or financing arrangement requiring the issuer to make any material payments.

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

C.     BUSINESS OF THE COMPANY

EXECUTIVE  SUMMARY

Prepaid Card Holdings, Inc., through its wholly owned subsidiary Bank Freedom, is an established brand in the Prepaid Debit Card Industry. The industry, which is still in its infancy, was created to offer a banking solution to the estimated 60,000,000 adult Americans who do not have either a bank account or credit card and are known as the "Underbanked" or "Underserved" demographic. The underbanked are everyday people who use financial services not provided by traditional banks. These include payday loans, check cashing, and money orders. The unfulfilled need of this demographic is the lack of a credit and/or debit card. The underbanked, for various reasons, do not have or cannot get a checking account and/or credit card. Without a branded VISA or MasterCard, the underbanked are restricted from making everyday purchases that require plastic.

It is estimated that only 5%-10% of the market for prepaid debit cards has been penetrated to date. According to the Associated Press on March 2, 2010, industry analysts stated that $291 Billion was loaded onto prepaid cards in 2009 and the prepaid market is estimated to grow 22% per year each year for the next 3 years and estimated that $526 Billion will be loaded onto prepaid cards in 2012. According to MasterCard, 2009 was the first year in MasterCard's history as a company that more money was spent on debit cards than credit cards

OUR PREPAID DEBIT CARD PROGRAMS

Under license from MasterCard International, Inc. and Visa U.S.A. Inc., Bank Freedom markets and manages several prepaid card programs, including: the Bank
Freedom Prepaid MasterCard and the Bank Freedom Prepaid Visa Card, for consumers; the Bank Freedom MasterCard Prepaid Expense Card for businesses to manage, control, and track employee spending; and the Bank Freedom Payroll MasterCard for businesses to eliminate issuing paper paychecks and pay employee wages with a payroll card. Bank Freedom is also the program manager for the AFSCME Advantage Prepaid MasterCard program. AFSCME is a 1.6 million member Union (American Federation of State, County and Municipal Employees). Bank Freedom has received all the necessary approvals and intends to launch the Card Now Prepaid MasterCard for consumers in July of 2010.

Bank Freedom's prepaid debit cards work like a virtual bank account plus a MasterCard or Visa debit card to make purchases. Customers can load money and fund their Bank Freedom card accounts in multiple ways. They can direct deposit their paycheck or government issued benefits checks, deposit cash to their card accounts at one of over 50,000 cash load retailers nationwide (estimated to expand to 100,000 retailers in 2011), or transfer money from one Bank Freedom card account to another Bank Freedom card account. Once our customers deposit funds to their card account they can use their prepaid debit card anywhere MasterCard or Visa debit is accepted to make purchases and at over 1,000,000 ATMs worldwide for cash access. Customers can log on to our cardholder website to check their account balance, transfer funds, and use our bill payment system to pay bills electronically or send paper checks to anyone.

                 [GRAPHIC OMITTED BUT INCLUDED IN PDF VERSION]


Our transaction processing platform works in real-time and will not permit customers to pay a bill, send a check, make purchases, or withdraw funds at an ATM unless the funds are available in their card account. Customers cannot overdraft their card account which is one of their biggest challenges. The average American pays $300 a year in overdraft fees with a traditional bank account.

Types ofPrepaid Cards
---------------------

Our  card  products  include  several  types  of  prepaid  card:

     General Purpose Reloadable (GPR) Cards - Intended for the underbanked consumer, our target demographic is one that will set up direct deposit of their pay check and use their prepaid MasterCard or Visa Card for day to day purchases and as a bill payment solution. Within this model, they act and behave much like a normal banked individual. We also have customers that only deposit cash on to their cards, as well as customers who use both direct deposit and add cash.

     Private Label co-branded Card Programs - The prepaid card industry is growing at a significant rate. It is one of the few industries that is actually expanding while other industries are shrinking. With Bank Freedom's internet presence, we are getting business leads from companies who desire to monetize their customer/membership base by issuing private label co-branded prepaid cards. We believe these co-branded opportunities offer growth potential for Bank Freedom.

Business Travel and Expense Cards -Business cards earn a higher interchange rate than consumer cards which translates to additional income for Bank Freedom per dollar spent by the cardholder.

     Payroll Cards - Introduced to employees by their employers, the Bank Freedom Payroll MasterCard is identical to our GPR product with slightly lower fees. Ordered and shipped in bulk, the program offers businesses of all sizes a paperless solution for payroll, which reduces overall costs while bringing a banking solution to their underbanked employees. Our payroll product does not require complex integration or programming, and works seamlessly with most payroll systems that support direct deposit.

Our  Prepaid  Cards
-------------------

Bank Freedom Prepaid MasterCard and Visa Cards: Our Bank Freedom Prepaid MasterCard cards were first shipped in March, 2008 and our Bank Freedom Visa Cards were first shipped in October 2008. . Since we launched our card programs a total of approximately $126,000,000 has been loaded onto Bank Freedom cards by our cardholders through direct deposit and via our reloading partner, Green Dot. In 2008, $32,000,000 was loaded on to Bank Freedom Prepaid Cards by our customers, and in 2009, $72,500,000 was loaded.

Bank Freedom Prepaid MasterCard targeted at the Hispanic community: On June 1, 2008 we launched a Spanish language version website for our Bank Freedom Prepaid MasterCard Card program. Spanish speaking customers can go to www.bancolibertadtarjeta.com and order a Bank Freedom Prepaid MasterCard from a website entirely in Spanish. Bank Freedom has always had bilingual customer service agents and a bilingual website for its customers to access their prepaid card accounts; however, to help new Spanish speaking customers to better understand the benefits of the product they are ordering, we released this all-Spanish enrollment website.

Card  Association  Support  Agreement
-------------------------------------

On July 2, 2009, the Company entered into a support agreement with a major Card Association to offer their prepaid cards to the Company's customers in a preferred manner in exchange for various support considerations. On August 27, 2009, the Company received $200,000 from the association of which part was a bonus and part was marketing support.

AFSCME  Advantage  Prepaid  MasterCard
--------------------------------------

Bank Freedom, through a third party marketing agreement, is the program manager for the AFSCME Advantage Prepaid MasterCard. AFSCME (American Federation of State, County and Municipal Employees) with its 1.6 million members is estimated to be the second largest union in America. The AFSCME card program is up and running and AFSCME members have begun slowly ordering our prepaid cards. The company intends to use part of the funds from this offering to directly market its prepaid cards to members of AFSCME.

FIS:  Fidelity  National  Information  Systems
----------------------------------------------

FIS is our new core transaction processor and a leader in prepaid card transaction processing, having processed over $28 billion in loaded funds in 2008. By leveraging the FIS platform we are able to deliver greater reliability and provide market-leading features and functionality to our cardholders. FIS delivers banking and payments technologies to more than 14,000 financial institutions and businesses in over 100 countries worldwide. FIS maintains processing and technology relationships with 40 of the top 50 global banks, including nine of the top 10. FIS has an $8 Billion market cap as reported by the New York Stock Exchange, where it is listed under the symbol "FIS".

Cash  Reloading  Agreement
--------------------------

In December, 2007, Bank Freedom entered into an exclusive agreement with Green Dot to provide cash loading services for card programs managed by Bank Freedom. In May, 2008, Green Dot offered Bank Freedom branding on its point of purchase displays nationally. Green Dot has point of purchase displays in Walgreens, K-Mart and CVS/Pharmacy locations throughout the US.

BUSINESS MODEL AND STRATEGY

When we drafted our business plan in 2007 to enter the prepaid card space our assessment was that most competitors were using a check cashing mentality of "let's overcharge the underbanked because they don't have any alternative". We made a decision from the beginning to establish a pricing model that was based on where we believed the market was heading.

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

Bank  Freedom  Prepaid  CardRevenue
-----------------------------------

We  derive  revenues  through  multiple  sources.  Those  sources  may  include:

1. Transaction Fees - As customers use their cards, we may collect fees that include
a.     Domestic  and  International  ATM  transaction  fees
b.     Debit  purchase  and  PIN  decline  fees
c.     Monthly  maintenance  fees  (waived  with  direct  deposit)
d.     Bill  payment  and  check  writing
e. Money Conversion Fees - For transactions that involve an international source, up to 3% of total dollar volume in transaction fees.

2. Interchange - Bank Freedom receives interchange revenue on Signature transactions. The interchange Bank Freedom receives is paid by the merchant, not by our cardholder. The interchange fee Bank Freedom receives on signature transactions is usually in excess of 1% of the amount the customer spends at any merchant.

3. Private Label Application Fees - for private label opportunities, Bank Freedom intends to collect an application fee for the set up and development of custom prepaid card programs.

4. Card Purchase Fees - Our Business Travel and Expense programs charge a one-time application fee to businesses as well as annual fees paid upon ordering the card. Our Payroll program charges an application fee and card issuance fee to the employer.

Bank  Freedom  Prepaid  CardPricing
-----------------------------------

We believe there is a threshold the unbanked consumer will pay for the benefits of a prepaid card. So far, this threshold has yet to be determined. Major players in the market have successfully entered the market, but with estimates of only 5% to 10% market penetration. Pricing is critical to a long-standing relationship with our targeted demographic. We believe there are several key strategic concepts that will move our card offering beyond the current thinking. In particular:

Do not gouge the customer: There is a perception that prepaid cards offer issuers an opportunity to gouge the customers. We believe this is a problematic strategy as more and more issuers find their way into the market.

Offer Free Services: Everyone likes getting something free, including our targeted demographic.

We will determine the optimal type and amount of pricing in order to maximize our penetration of the market.

MARKETING

Using our management's unique and diverse experience in the direct response marketing and credit card processing fields, we have developed and offer the Bank Freedom Prepaid MasterCard and the Bank Freedom Prepaid VISA card. These cards target the 60 million customers who have difficulty securing credit cards and or bank accounts.

During the company's first year in the prepaid card market, our goal was to acquire new prepaid card customers. This was accomplished through:

-     Direct  marketing  and  establishing  a  client  base;  and
-     Maintaining  a  broad  range  of  prepaid  card  services  and  offerings;

In order to create awareness of our prepaid cards, the company did the following:

-     Launched  a  comprehensive  direct  marketing  campaign;
-     Created  competitive  pricing  models;
- Implemented our business plan quickly by leveraging existing technology infrastructure previously developed for marketing to the underbanked, leveraging our CEO's experience in marketing and customer service of the underbanked, and our management team's experience in Internet marketing and technologies; and
-     Developed  a  nationally  recognized  brand.

Our  Value  Proposition
-----------------------

Through established direct marketing methods known to our executive staff, we offered the following value points to our potential customers:

- Provide access to electronic financial networks for all people: 10% to 13% of U.S. households, primarily low-to-moderate-income, minorities, and recent immigrants, do not have bank accounts. This represents 60 million people who do not have access to the purchasing online, travel reservation system, and the convenience of debit and ATM networks.

- Safer than Cash: If the card is lost or stolen, the consumer does not lose the cash. This is important with younger customers and the elderly.

- Bill Pay: Through online bill pay, consumers can pay bills at significantly reduced cost than money orders or retail payment outlets.

- Payroll and Benefits Check Direct Deposit: Consumers can have their payroll check and/or government issued benefits checks directly deposited to their card at no cost. This eliminates the typical 3% rate check cashing services offer to the unbanked and the underserved.

- Access to cash via the worldwide ATM Network: Access to cash without the hassle of check cashing services 24/7.

- Consumer Recourse: Cash has no recourse. When a consumer wants to return the product when cash is involved they are at the mercy of the retailer for a refund. Leveraging the VISA/MasterCard associations, the consumer has alternative recourse for refunds.

- Easy Approval: No credit check, no employment necessary; customers only need valid ID for approval. This is ideal for people with credit and banking problems.

- Send Money to Anyone: Using our remittance services, customers can send money to any person in the U.S.

Marketing  Tools
----------------

We  have  directly  marketed  our  prepaid  cards  using  the  following  means:

- Direct Radio and television to web (sending customers to the internet to order)
- Email campaigns to managed opt-in lists of individuals known to have credit issues and or in need of a credit card.
-     Affiliate  networks  including  banner  and  contextual  ads.
-     Search  Engine  Optimization  (SEO).
-     Social  Media  Optimization  (SMO).
-     Pay-per-click  (PPC)  and  Search  Engine  Marketing  (SEM)  campaigns
-     Direct  mail

Competitive  Advantages
-----------------------

Several companies have a meaningful presence in the prepaid card industry. Their presence extends to the Internet and an occasional TV or radio ad with little air time. Some of our competitors market their cards through retail store fronts. Our competitors include: All Access (Net Spend), Green Dot, RushCard, Western Union, AccountNow, Ready Debit and Vision.

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

Marketing  Technology  and  Infrastructure
------------------------------------------

Our technology foundation is capable of handling more than 50,000 orders per day through scalable platforms using Microsoft's SQL Server, multi-redundant databases, web servers, routers, and switches. This primary hardware is housed in a full rack within a locked private cage located at the Cox Communication Business Collocation facility in Ranch Santa Margarita, CA. We have back up redundancy hardware for testing failover, and disaster recovery purposes located at Millennium Systems in Irvine, CA and a virtual private server for redundant web site hosting through Verio, an NTT Communications Company. All technology is highly customizable allowing unlimited number of web sites access to common databases while tracking unlimited marketing campaigns allowing us to concentrate on the most profitable marketing channels. We will pay approximately $1,478 a month for the hosting of this hardware and software. We will also pay for any software or hardware modifications we request.

We own approximately 1,000 prepaid keyword related website URLs that can be hosted all at the same time with this system. Through minute by minute detailed reporting, we can tailor marketing messages and focus on key geographic and demographics using internet, print, radio, and television

OPERATIONS

Operational  Partnerships
-------------------------

Operationally, there are five key partnership components we must have to issue prepaid cards. They are:

1.     Issuing  bank
2.     Card  Association  (MasterCard  and/or  Visa)
3.     Processor
4.     Card  Fulfillment
5.     Cash  Load  Network

Issuing Bank: An issuing bank is a bank that offers card association branded payment cards directly to consumers and businesses. Merchant Processing International, Inc. DBA Bank Freedom ("Bank Freedom"), signed an agreement on November 19, 2007 with Meta Payment Systems, to issue our branded prepaid cards. Meta Payment Systems is the largest issuing bank for program manager sponsored prepaid card products within the US. We began issuing prepaid cards through MetaBank in February 2008.

Card Associations: A card association is a network of issuing banks and acquiring banks that process payment cards of a specific brand, including Visa, MasterCard, American Express, etc. Bank Freedom has been approved by MasterCard and currently issues the Bank Freedom Prepaid MasterCard . Bank Freedom has also been approved by Visa and currently issues the Bank Freedom Prepaid Visa Card.

Processor: A processor is a company that connects to the various networks (Visa, MasterCard, Discover, STAR, Cirrus, etc.) and handles the core transactions. They also provide services for customer care (to the end user), an interactive voice response ("IVR") telephone-based customer service system, and web based services for balance inquiries, dispute resolution, replacement cards, and other support issues. From 2008 through April, 2010, Bank Freedom processed its transactions through I2C, Inc. processing services. Bank Freedom is currently in the process of switching its core processor services from I2C, Inc. to FIS with the intentions of opening all new prepaid cards through FIS going forward. FIS is a leader in prepaid card transaction processing, having processed over $28 billion in loaded funds in 2008. By leveraging the FIS platform we are able to deliver greater reliability and provide market-leading features and functionality to our cardholders. FIS delivers banking and payments technologies to more than 14,000 financial institutions and businesses in over 100 countries worldwide. FIS maintains processing and technology relationships with 40 of the top 50 global banks, including nine of the top 10. FIS has an $8 Billion market cap as reported by the New York Stock Exchange, where it is listed under the symbol "FIS".

Card Fulfillment: Card Fulfillment entails card plastic creation, programming, personalization/embossing, and shipping the prepaid cards and collateral to new cardholders. Bank Freedom signed an agreement with EFT Source for card printing, personalization, and fulfillment services on December 14, 2007. EFT Source provides printing, inventory, and delivery of Bank Freedom's prepaid cards processed through I2C, Inc. Bank Freedom intends to utilize FIS-owned card fulfillment services for prepaid cards processed through FIS. Bank Freedom intends to maintain its relationship with EFT Source.

Cash Load Network: The cash load network is a company that allows your customers to load cash on to their card accounts. Green Dot is our current cash load network partner. Customers can use the Green Dot MoneyPak for loading cash onto their prepaid card accounts. The Green Dot MoneyPak is available in over 50,000 retail locations including Wal-Mart, Walgreens, CVS/Pharmacy, Rite Aid, Radio Shack, Kroger, Ralphs, Food4Less and Fred Meyer, consumers can purchase a MoneyPak at any Green Dot retailer location. We are also approved by MoneyGram to allow our customers to load money to their prepaid card accounts at any of the 40,000 MoneyGram locations throughout the US. We have an exclusive agreement with Green Dot that expires in December 2010. We do not intend to renew that exclusive agreement although we hope to negotiate the continued usage of Green Dot on a non exclusive basis however there can be no assurance that we will reach such an agreement with Green Dot. We are in the implementation stages with MoneyGram and plan to load cash to customer card accounts through MoneyGram in December 2010. We are also in the negotiating process with Western Union and intend to load cash to customer card accounts through Western Union in December 2010.

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

MERCHANT  PROCESSING  SERVICES

In addition to our primary business of our Bank Freedom prepaid cards, since 2005 we have realized revenue by selling merchant processing services for retail companies nationally, receiving revenues in the form of commissions paid as a percentage of credit card volume for the retailers engaged.

From 2005 to September 2007, Bank Freedom focused exclusively on selling merchant services that enable US businesses to accept credit and debit cards. As a result, Bank Freedom built a portfolio of merchant accounts that generate commissions on each credit card transaction processed by the business.

In October of 2007, Bank Freedom changed its focus and dedicated its resources to developing prepaid card solutions. .

On October 30, 2009, Bank Freedom entered into a Purchase Agreement with a third party to assign its rights, title, benefit, privileges and interest in receiving compensation for merchant services provided to Payment Resource International, LLC. The purchase price for the assignment of the portfolio to third party was agreed to be $274,835.03. The Company completed the purchase transaction and received net proceeds of $184,557 in cash on October 30, 2009 after making payments of $90,278 owed to third parties.

On February 5, 2010, the Company assigned its rights to receive compensation and other benefits based upon the processing activity of certain merchants, herein referred to as "Merchant Portfolio", from Spectrum Business Solutions, Inc. to a non-affiliated third party for $100,000. The Company has received $50,000 towards such assignment and agreed to execute a promissory note guaranteed by the two shareholders of the third party, to receive the remaining $50,000 no later than May 3, 2010. As part of this assignment, the Company also agreed to recommend to all its agents to submit all future merchant processing accounts to this third party. With the assignment of this portfolio, the Company is exiting agent based merchant processing however the Company is maintaining its merchant processing relationships to be a valued added service for its prepaid business clients.

OTHER  MATTERS

Employees
---------

Not including our executive officers, Prepaid Card Holdings, Inc. and its subsidiaries currently have 6 employees, all of which are full time. We believe our relationship with our employees is good.

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

Intellectual  Property
----------------------

We have applied for trademarks for "Bank Freedom", "Bank Freedom Card", and "A card for everyone", Card Now, CardNow, Bank Free, Bank Free Card.

On  February  24,  2009  "Bank Freedom" trademark was issued registration number
3581447. On September 30, 2008 "A Card For Everyone" trademark was issued registration number 3507604. On August 4, 2009 "CardNow" trademark was issued registration number 3664391. On August 4, 2009 "Card Now" trademark was issued registration number 3664390 "Bank Freedom Card" "Bank Free" and "Bank Free Card" are still pending.

Regulation
----------

Open loop prepaid cards are subject to several forms of regulation. The most notable of these regulations include the Electronics Funds Transfer Act; the Anti-money Laundering and Bank Secrecy Act; the customer identification program of the Patriot Act; customer security and privacy provisions of the Gramm Leach Bylie act; and the funds availability requirement of Regulation CC. Due to a recent change, the Company is not subject to the requirements of Regulation E.

As open loop prepaid cards are essentially bank accounts, we anticipate that our business will continue to be heavily regulated. Although we have experience in this area, and we have taken the necessary steps to comply with regulations, compliance can represent a costly expense and there is no assurance that the steps we have taken and will take will be sufficient to prevent adverse regulatory action. If we are unable to successfully comply with all relevant regulation, it could materially affect our business.

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

The Company currently operates in a 1,378 square foot space in an office located in Newport Beach, CA.. The office is in good condition.

Bank Freedom, the Company's wholly owned operating subsidiary, is renting this space under a lease from L&J properties which expires in December, 2010. The Company intends to renew its lease before the expiration and knows of no reason the landlord would not allow the renewal on approximately the same terms it has now. Monthly rent is due on the first of each month in the amount of $2,756.

ITEM  3.  LEGAL  PROCEEDINGS

PROCESSOR

We believe our processor, I2C, Inc., overcharged us a significant amount. They sent a bill which we are disputing for lack of documentation. Our contract calls for arbitration and we are going forward with it. We tried to mediate but could not reach an agreement. We are in the process of switching processors to FIS an $8 billion NYSE company in May and anticipate no service interruption over the dispute.

ROBERT  MCBRIDE  AND  BRUCE  BARTON

On August 3, 2009, the Company reached an agreement in principal to settle lawsuits brought by Robert McBride and Bruce Barton against the Company. Under the terms of the settlement, the Company agreed to pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company's common stock from him. Additionally, a convertible note issued to Mr. McBride in the amount of up to $50,000, which is convertible into 400,000 shares of non reversible stock, was agreed to be reduced to 300,000 shares of non reversible stock. If after two years of the agreement date the Company does not complete a reverse split of its common stock and pays all required settlement payments to Mr. McBride, the convertible note and underlying 300,000 shares of non reversible stock will be canceled. Mr. McBride and Mr. Barton released all claims against the Company and all of its officers and directors, Bruce Berman, Merchant Processing International Inc. DBA Bank Freedom, Berman Marketing Group Inc. and Berman Investment Group.

The Company received 6,000,000 shares of its common stock from Mr. McBride and on November 12, 2009 cancelled these shares. Pursuant to the terms of the settlement agreement, the Company has paid Mr. McBride $30,000 as of December 31, 2009 and an additional payment of $5,000 on January 15, 2010.

ROBERT  CHRISTIANSEN

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

VENDOR  DISPUTE

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

ITEM  4.  [REMOVED  AND  RESERVED]

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

                       HIGH  LOW
     Fiscal 2010
       First Quarter   .015  .0019

     Fiscal 2009
       First Quarter   .035    .01
       Second Quarter   .13    .01
       Third Quarter    .09    .04
       Fourth Quarter  .021   .001

     Fiscal 2008
       First Quarter   0.17   0.06
       Second Quarter  0.13   0.07
       Third Quarter   0.16   0.04
       Fourth Quarter  0.13   0.03

As of April 14, 2010, the Company had 1,000,000,000 shares of common stock authorized with 391,653,890 issued and outstanding and 27,166,209 freely tradable shares in the public float. These shares were held by approximately 270 shareholders of record and the Company estimates by more than 300 beneficial shareholders.

PENNY  STOCK  REGULATIONS

Our common stock is quoted in United States markets on the PinkSheets, maintained by PinkSheets LLC, a privately owned company headquartered in New York City, under the symbol "PPDC." On April 7, 2010, the last reported sale price of our common stock was $0. 0125 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

DIVIDENDS

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In Fiscal 2009 and the interim period through the date of this report, we issued or cancelled the following unregistered shares of securities:

On April 2, 2010, the Company executed a Revolving Promissory Note with an officer and director to borrow a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. In the event the Company does not pay the amount due on or before the maturity date, the Company agreed to pay liquidated damages of 1.5% simple monthly interest on any amounts outstanding, due on each one month anniversary of the maturity date. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company. The Company has not borrowed any funds against the April 2, 2010. This issuance was completed in accordance with
Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On March 3, 2010, the Company received in cash $50,000 from a third party and executed a Convertible Promissory Note to pay the principal sum of $50,000 for a one year term. The term of maturity of the Convertible Promissory Note is one year and interest rate is 12% simple interest per annum. In the event the Company does not pay the amount due on or before the maturity date, the Company agreed to pay liquidated damages of 1.5% simple monthly interest on any amounts outstanding, due on each one month anniversary of the maturity date. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this loan available to the Company. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On January 15, 2010, the Company cancelled 21,250,000 shares of common stock returned by a former executive officer of the Company pursuant to the terms of a settlement agreement executed on December 22, 2009.

On January 10, 2010, the Company issued 15,000,000 shares of common stock on the exercise of options granted to Rick Galasieski, an officer and director of the Company, at an exercise price of $0.001 per share, for a total of $15,000. The Company agreed to reduce the exercise price from $0.075 in consideration for Mr. Galasieski agreeing to exercise the options immediately. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 3, 2009, the Company reached an agreement in principal to settle lawsuits brought by Robert McBride and Bruce Barton against the Company. Under the terms of the settlement, the Company received 6,000,000 shares of its common stock from Mr. McBride and on November 12, 2009 cancelled these shares. Additionally, a convertible note issued to Mr. McBride in the amount of up to $50,000, which is convertible into 400,000 shares of non reversible stock, was agreed to be reduced to 300,000 shares of non reversible stock.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements: Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors" in this Disclosure Statement, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

FINANCIAL  STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the following financial statements included in this report, and their accompanying notes (the "Financial Statements"):

Financial  Statements  for  theYear  Ended  December  31,  2009  (Unaudited)
----------------------------------------------------------------------------

-     Consolidated  Balance  Sheet  at  December  31,  2009.
-     Consolidated Statement of Operations for the Year ended December 31, 2009.
-     Consolidated Statement of Cash Flows for the Year ended December 31, 2009.
-     Consolidated Statement of Stockholders Equity at December 31, 2009.

NOTE REGARDING UNAUDITED FINANCIAL STATEMENTS. As of the date of this report, the Company has not engaged an auditor to audit its 2009 financial statements. The Financial Statements contained herein are accordingly unaudited and subject to change once the Company engages an auditor and conducts a complete audit. To the best knowledge of management, the information and data provided herein do not contain any material misstatement or omissions of fact.

The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following plan of operation are quoted in United States dollars.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the year ended December 31, 2009, the Company had a net income of $160,103, but as of the year end we had $1,110,365 in total liabilities and an accumulated deficit of $3,213,379. We do not believe this level of income is sufficient to sustain our operations without additional capital.

Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to increase profits and raise external capital. We have raised $350,000 on the issuance of three convertible notes in 2008, and an additional $90,000 on the issuance of two convertible notes in 2010. We believe that it will be very difficult to obtain any form of debt financing without equity conversion terms due to our current lack of revenues from operations and the current state of our balance sheet, including a lack of hard assets against which to borrow. Accordingly, we are focusing on obtaining equity financing. However, with the economic turmoil in the finical markets today we are concerned about the ability to raise any capital at all

From November, 2007, through September, 2008, the Company raised approximately $2,164,237 in three private offerings, before costs. In January 2010 we raised $15,000 on the exercise of options held by one of our directors. We may be required to seek additional funding subsequent to this private offering.

RESULTS OF OPERATIONS - 2009 VS. 2008

Revenues

During the year ended December 31, 2008, merchant processing services realized revenues of $697,263 and the Bank Freedom prepaid card realized revenues of $1,681,454 for a total of $2,378,717. This represents an increase of 133% or $1,359,821 from $1,018,896 for the same period last year. The increase is the result of the growth of both our prepaid card services and our merchant processing portfolio. We expect our prepaid card services to continue to grow as we continue our marketing campaign to attract more cardholders.

Cost  of  Sales

During the year ended December 31, 2009, we incurred $668,066 in costs directly attributed to our sales. This represents an increase of 57%% or $242,720 over $425,346 realized in the same period last year. The increase is primarily due to the growth of our prepaid card services. In 2009, Cost of Sales included bank and MasterCard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the year ended December 31, 2009, we incurred $1,498,341 in expenses from operations. This represents a 53% or $1,707,396 decrease from $3,248,555 realized in the same period last year. Expenses consisted of the following:

                                                        INCREASE     % INCREASE
EXPENSES:                        2009        2008      (DECREASE)     (DECREASE)
----------------------------  ----------  ----------  -------------  -----------
Sales and marketing           $  106,342  $1,361,243   ($1,254,901)        (92%)
Professional Fees                211,590     422,520     ($210,930)        (50%)
Depreciation                       2,349       1,272  $      1,077           85%
General and Administrative     1,178,060   1,338,541     ($160,481)        (12%)
Related Party - Rent Expense           -      82,161   ($82,161.00)       (100%)

Sales and Marketing - Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns. This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders. The 92% decrease from 2008 is attributable to the aggressive marketing campaign we conducted in 2008 as we rolled out our prepaid cards. Sales and marketing will continue to fluctuate greatly due to the varying amount of time and money we commit to marketing from time to time.

Professional Fees - Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals. The 50% decrease in professional fees is primarily due to the costs of our private offering and registration statement in 2008. We anticipate this expense remaining at or around its 2009 levels for the foreseeable future.

Depreciation - Consists of depreciation of property and equipment. We attribute the increase in depreciation to the acquisition of additional depreciable property and equipment in 2009.

General and Administrative - Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. We believe the 12% decrease represents the mild fluctuation we expect to occur each year based on the varying needs of the Company.

Related Party- Rent Expense - Consists of office space rental. In 2009 we no longer leased office space from a related party, and do not anticipate incurring this expense in the future.

OFF-BALANCE  SHEET  ARRANGEMENTS

None

SIGNIFICANT EMPLOYEE CHANGES

On January 29, 2009, Rick Galasieski was elected as a director of the Company and appointed as Vice President and Corporate Secretary of the Company. On July 15, 2009, Mr. Galasieski was promoted to Senior Vice President.

On August 6, 2009, the Company terminated Executive Vice President Robert Christiansen . On September 19, 2009, John Weber, Jr. resigned as a consultant to the Company and as head of the Company's Accounting Advisory Board. Mr. Weber was previously the Company's Vice President of Finance, the principal financial officer of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                   Page
------------------------------------------------------------  ----

Consolidated Balance Sheets                                   F-22

Consolidated Statements of Operations                         F-23

Consolidated Statements of Changes in Shareholders' Interest  F-24

Consolidated Statements of Cash Flows                         F-25

Notes to Consolidated Financial Statements                    F-26

                          PREPAID CARD HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               DECEMBER 31, 2009

                                              DECEMBER 31,    DECEMBER 31,
                                                  2009            2008
                                             --------------  --------------
ASSETS
Current Assets
  Cash and cash equivalents                  $     100,283   $      83,011
  Receivables, net                                 200,990          79,472
  Prepaid expenses and other current assets         41,630          33,100
                                             --------------  --------------
Total Current Assets                               342,903         195,583
Property and Equipment, net                          5,583           4,420
Other Assets
  Deposits                                          10,000          10,000
                                             --------------  --------------
Total Assets                                 $     358,486   $     210,003
                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses      $     268,632   $     272,099
  Deferred liability                                52,825               -
  Common stock to be issued                         15,000               -
  Interest payable - related party                  13,624           2,768
  Note payable - related party                     340,585         197,269
  Note payable                                      74,128          58,551
Total Current Liabilities                          764,794         530,687
Long Term Liabilities
  Note payable - related party                     277,003         466,960
  Note payable                                      68,568         124,338
                                             --------------  --------------
Total Long Term Liabilities                        345,571         591,298
                                             --------------  --------------
Total Liabilities                                1,110,365       1,121,985
Commitments and Contingencies                            -               -
Stockholders' Deficit
  Common stock - authorized
    1,000,000,000 shares,
  $0.001 per share, 397,903,890 shares
    and 403,903,890 shares issued and
    outstanding                                    397,904         403,904
  Additional paid in capital                     2,063,597       2,057,597
  Accumulated deficit                           (3,213,379)     (3,373,483)
                                             --------------  --------------
Total Stockholders' Deficit                       (751,879)       (911,982)
                                             --------------  --------------
Total Liabilities and Stockholders' Deficit  $     358,486   $     210,003
                                             ==============  ==============

  The accompanying notes are an integral part of these unaudited consolidated financial statements

                          PREPAID CARD HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               DECEMBER 31, 2009

                                             FOR THE YEAR ENDED DECEMBER 31,
                                                 2009               2008
                                          ------------------  -----------------
REVENUES
  Card operations                         $       1,681,454   $        614,793
  Processing services                               697,263            404,103
                                          ------------------  -----------------
Total revenues                                    2,378,717          1,018,896

COST OF SALES                                       668,066            425,346
                                          ------------------  -----------------
GROSS PROFIT                                      1,710,651            593,550

OPERATING EXPENSES
  Sales and marketing                               106,342          1,361,243
  Professional fees                                 211,590            422,520
  Depreciation                                        2,349              1,272
  General and administrative                      1,178,060          1,338,541
  Related party - rent expense                            -             82,161
                                          ------------------  -----------------
Total operating expenses                          1,498,341          3,205,737
                                          ------------------  -----------------
INCOME (LOSS)  FROM OPERATIONS                      212,310         (2,612,187)

NON-OPERATING INCOME (EXPENSES)
  Interest income                                       207                  -
  Interest expense                                  (29,390)            (8,424)
  Interest expense - related party                  (19,871)           (31,994)
  Other                                                  34              1,952
                                          ------------------  -----------------
Total non- operating expenses                       (49,019)           (38,466)
                                          ------------------  -----------------

Income (Loss) Before Income Taxes                   163,291         (2,650,653)

Provision for income taxes                            3,188              2,400

Net Income (Loss)                         $         160,103   $     (2,653,053)
                                          ==================  =================

Income (Loss)  per common share
  - basic and diluted                     $          0.0004   $        (0.0070)
                                          ==================  =================

Weighted average shares outstanding

  during the period - basic and diluted         402,548,391        377,763,729
                                          ==================  =================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                   PREPAID CARD HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                                                        DECEMBER 31, 2009
                                                                              SUBSCR-     ADDITIONAL    RETAINED
                                   COMMON STOCK          PREFERRED STOCK      IPTIONS      PAID IN      EARNINGS
                                SHARES        AMOUNT    SHARES     AMOUNT    RECEIVABLE    CAPITAL      (DEFICIT)       TOTAL
                             -------------  ----------  -------  ---------  ------------  -----------  ------------  ------------

Balance - December 31, 2007   476,873,589   $ 476,874         -  $       -  $  (114,163)  $  935,569   $  (720,430)  $   577,850
Shares issued for
  combination                   2,500,000      22,500         -          -            -     (732,348)            -      (709,848)
Subscriptions received                  -           -         -          -      114,163            -             -       114,163
Shares issued for cash         29,187,500      29,188         -          -            -    1,400,049             -     1,429,237
Shares returned to treasury  (127,500,000)   (127,500)        -          -            -      127,500             -             -
Shares issued for services      3,342,801       3,343         -          -            -      326,327             -       329,670
Shares cancelled                 (500,000)       (500)        -          -            -          500             -             -
Net loss                                -           -         -          -            -            -    (2,653,053)   (2,653,053)
                             -------------  ----------  -------  ---------  ------------  -----------  ------------  ------------

Balance - December 31, 2008   403,903,890     403,904         -          -            -    2,057,597    (3,373,483)     (911,982)
Shares cancelled per
  settlement                   (6,000,000)     (6,000)        -          -            -        6,000             -             -
Net Income                              -           -         -          -            -            -       160,103       160,103
                             -------------  ----------  -------  ---------  ------------  -----------  ------------  ------------

Balance - December 31, 2009   397,903,890   $ 397,904         -  $       -  $         -   $2,063,597   $(3,213,380)  $  (751,879)
                             =============  ==========  =======  =========  ============  ===========  ============  ============

                The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               DECEMBER 31, 2009

                                              FOR THE YEAR ENDED DECEMBER 31,
                                                   2009           2008
                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                             $     160,103   $ (2,653,053)
Depreciation                                          2,349          1,272
Bad debts                                           190,832              -
Common stock issued for services                          -        352,169
(Increase) decrease in current assets
  Accounts receivable                              (312,351)       (79,472)
  Prepaid expenses and other current assets          (8,530)       (43,100)
Increase (Decrease) in current liabilities
  Accounts payable and accrued expenses              (3,467)       268,645
  Interest payable - related party                   10,856              -
  Deferred liability                                 52,825              -
                                              --------------  -------------
Net Cash Provided By (Used In)
  Operating Activities                               92,618     (2,153,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Business combination and fixed assets                     -       (734,067)
Purchase of property and equipment                   (3,512)             -
                                              --------------  -------------
Net Cash Used in Investing Activities                (3,512)      (734,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from issuance of note
  payable                                                 -      1,288,782
Cash payments on notes payable                      (40,193)      (353,125)
Cash payments on notes payable
  - related party                                   (46,641)       (85,771)
Cash proceeds from issuance of
  common stock                                       15,000      1,429,237
Cash proceeds from collections of
  subscriptions receivable                                -        114,163
                                              --------------  -------------
Net Cash Provided by (Used In)
  Financing Activities                              (71,834)     2,393,286
                                              --------------  -------------

NET INCREASE (DECREASE) IN CASH                      17,272       (494,320)

CASH AND CASH EQUIVALENTS
  - BEGINNING BALANCE                                83,011        577,331
                                              --------------  -------------

CASH AND CASH EQUIVALENTS
  - ENDING BALANCE                            $     100,283   $     83,011
                                              ==============  =============

SUPPLEMENTAL DISCLOSURES:
Interest Paid                                 $      14,798   $     35,002
Income Taxes Paid                             $         843   $          -
<
  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          PREPAID CARD HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 2009

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

Basis  of  Presentation/Going  Concern
--------------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the country-regionPlaceTypeUnited States of America, which contemplate continuation of the Company as a going concern. The Company has incurred consistent losses and has a negative stockholders' equity. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Berman Marketing Group, Inc. and Merchant Processing International, Inc. All material inter-company balances and transactions have been eliminated on consolidation. The acquisition of Merchant Processing International, Inc. has been accounted for as a transfer of assets under common control, and accordingly is accounted for in all periods presented.

Stock  Based  Compensation
--------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model. The Company did not realize any professional services during the year ended December 31, 2009 and therefore, did not record any stock based compensation expense.

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

Allowance for doubtful debts amounted to $112,494 and $0 as of December 31, 2009 and December 31, 2008, respectively.

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

For the merchant processing services, the Company earns revenues in the form of commissions paid resulting from a percentage of credit card volume for the retailers engaged. This revenue is recognized on a monthly basis under the accrual basis of accounting.

For the Bank Freedom prepaid cards operations, the Company earns revenues through fees charged to the cardholders. Those sources may include:

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

Earnings  (Loss)  Per  Share
----------------------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented separately since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In September 2009, the Financial Accounting Standards Board ("FASB") issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

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

 In  October,  2009,  the  FASB  issued  ASU  2009-15, "Accounting for Own-Share
Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing", now codified under FASB ASC Topic 470 "Debt", ("ASU 2009-15"), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December 2009, under FASB ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Reclassifications
-----------------

Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company issued 22,500,000 shares of common stock for the acquisition of Merchant Processing International, Inc., an entity which was owned by the majority stockholder of the Company.

The Company executed a promissory note with its President for a principal sum of $750,000 bearing interest at 5% per annum, due over 48 months starting July 1, 2008. On January 1, 2009, the interest rate was adjusted to 3.25% per annum. The principal amount outstanding on the promissory note was $617,588 at December 31, 2009 and accrued interest payable on the promissory note amounted to $13,624 at December 31, 2009.

Starting February 1, 2009, the Company's President reduced his salary by approximately 70%.

The Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party, for hardware and software usage for $1,800 per month. The sub-lease agreement expired in November 2008. No expenses for the sub-lease were incurred during the year ended December 31, 2009.

The Company also sub-leased its rental space from Berman Investment Group until December 31, 2008, an entity owned by a related party, for approximately $3,500 per month. The Company recorded rent expense from related party amounting to $0 and $14,000 for the year ended December 31, 2009 and 2008, respectively.

NOTE 3 - BUSINESS COMBINATION

In March 2008, the Company accounted for the acquisition of Merchant Processing International, Inc. as a business combination under common management and common control, for the amount paid for Merchant Processing International, Inc. in excess of its book value. The Company issued 22,500,000 shares of common stock to a related party, at par value of $0.001 per share valued at $22,500, and executed a promissory note for $750,000, for a total consideration of acquisition valued at $772,500. The consideration paid exceeded the book value of the assets acquired by $732,348, which was charged against additional paid in capital.

NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company has accounts receivable from banks on the amounts transacted for the previous month consisting of processing fees and charges. Accounts receivable consist of:

                                               DECEMBER 31,
                                              2009          2008
                                         --------------    -------
Trade                                    $     112,494     $     -
Meta Bank                                      180,735      78,773
Commissions                                      1,327         700
Card Association Incentives                      9,547           -
Other                                            9,381           -
                                         --------------    -------
                                               313,484      79,473
Less: Allowance for doubtful accounts         (112,494)          -
                                         --------------    -------
                                         $     200,990     $79,473
                                         ==============    =======


NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:

                                         DECEMBER 31,
                                       2009           2008
                                  --------------    --------

Furniture and fixtures            $       8,648     $ 8,648
Computer equipment                        7,193       3,682
                                  --------------    --------
                                         15,841      12,330
Less: Accumulated depreciation           (9,799)     (7,910)
                                  --------------    --------
Property and equipment, net       $       6,042     $ 4,420
                                  --------------    --------

Depreciation expense for the twelve months periods ended December 31, 2009 and 2008 was $2,349 and $1,272, respectively.

NOTE  6  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                        DECEMBER 31,
                                       2009         2008
                                  -------------    --------
Accrued Interest                  $      24,903    $  2,768
Website                                   3,066           -
Office Expense                            8,415      60,948
Insurance                                 5,085       1,029
Legal                                    43,173       1,127
Accrued Salaries                         10,000           -
Marketing and Processing Costs          154,430     194,997
Other                                    19,560      11,230
                                  -------------    --------
Total                             $     268,632    $272,099
                                  =============    ========

NOTE  7  -  NOTES  PAYABLE

Note  Payable  -  Related  Party
--------------------------------

The Company is indebted to its President, a principal shareholder, for the purchase of the subsidiary. The Company executed a promissory note of $750,000, payable over 48 months bearing interest at 3.25% per annum, with final payment due on June 1, 2012. The Company is obligated to make a monthly payment on $16,764. Effective January 1, 2009, the interest rate was reduced from 5% to 3.25%. The principal balance outstanding at December 31, 2009 amounted to $617,588. Accrued interest payable to the President on the promissory note amounted to $13,624 at December 31, 2009. The Company recorded interest expense related to the promissory note of $19,871 and $31,994 in the accompanying consolidated statements of operations for the twelve months period ending December 31, 2009 and 2008, respectively.

Notes  Payable  -  Others
-------------------------

The Company is indebted to a third party vendor for the purchase of marketing services. The principal balance, bearing annual interest at 4%, outstanding at December 31, 2009 amounted to $129,299 payable in monthly payments of $5,400 over 25 months.

The Company is indebted to a third party vendor for the purchase of marketing services. The principal balance, bearing annual interest at 4%, outstanding at December 31, 2009 amounted to $13,397 payable in monthly payments of $4,493 over 3 months.

The Company recorded an interest expense of $29,390 and $8,424 in the accompanying statements of operations for the twelve months ended December 31, 2009 and 2008, respectively.

NOTE 8 - COMMON STOCK TRANSACTIONS
On August 3, 2009, the Company reached an agreement in principal to settle lawsuits brought by Robert McBride and Bruce Barton against the Company. Under the terms of the settlement, the Company agreed to pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company's common stock from him. Additionally, a convertible note issued to Mr. McBride in the amount of up to $50,000, which is convertible into 400,000 shares of non reversible stock, was agreed to be reduced to 300,000 shares of non reversible stock. If after two years of the agreement date the Company does not complete a reverse split of its common stock and pays all required settlement payments to Mr. McBride, the convertible note and underlying 300,000 shares of non reversible stock will be canceled. Mr. McBride and Mr. Barton released all claims against the Company and all of its officers and directors, Bruce Berman, Merchant Processing International Inc. DBA Bank Freedom, Berman Marketing Group Inc. and Berman Investment Group.

The Company received 6,000,000 shares of its common stock from Mr. McBride and on November 12, 2009 cancelled these shares. Pursuant to the terms of the settlement agreement, the Company has paid Mr. McBride $30,000 as of December 31, 2009 and an additional payment of $5,000 on January 15, 2010.
NOTE  9  -  BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

Net income (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted  average  number  of  shares  used  to compute basic and diluted income
(loss) per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 10 - INCOME TAXES

Income tax for the years ended December 31, 2009 and 2008 is summarized as follows:

                            DECEMBER 31,
                          2009       2008
                         ------    --------
     Current:
       Federal           $    -    $      -
       State              3,188       2,400
       Deferred taxes         -           -
                         ------    --------
                         $3,188    $  2,400
                         ======    ========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                            DECEMBER 31,
                                                          2009       2008
                                                         ------    --------

     Tax expense (credit) at statutory rate - federal     (34%)       (34%)
     State tax expense net of federal tax                  (6%)        (6%)
     Valuation allowance                                    40%         40%
                                                         ------    --------
     Tax expense at actual rate                              -           -
                                                         ======    ========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

                                            DECEMBER 31,
                                        2009            2008
                                    ------------    ------------
Deferred tax assets:
Net operating loss carry forward    $ 1,286,657     $ 1,350,698
                                    ------------    ------------
Total gross deferred tax assets       1,286,657       1,350,698
Less: Valuation allowance            (1,286,657)     (1,350,698)
                                    ------------    ------------
Net deferred tax assets                       -               -
                                    ============    ============

At December 31, 2009, the Company had net operating loss carry forwards of $3,216,642 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2022. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.

NOTE 11 - COMMITMENT AND CONTINGENCIES

On July 2, 2009, the Company entered into a five (5) year marketing support agreement with a major Card Association ("Association") to offer their prepaid cards to the Company's customers in a preferred manner with no less than 70% of the company's cards issued bearing the Association's brand. In consideration for offering the prepaid cards in a preferred manner, the Association provided a non-returnable sign-on bonus of $50,000 and agreed to provide marketing support of up to $150,000 for the Company's actual out-of-pocket expenses during the term of the agreement and subject to certain performance criteria. In addition, the Association agreed to provide financial incentives to the Company based on achieving future processing volumes. To the extent that the entire value of marketing support is not used during the term of the agreement, any unused marketing support will be forfeited and the Company shall refund to the Association such unused amount of marketing support. On August 27, 2009, the Company received $200,000 of which $50,000 was a sign-on bonus and recorded it as revenues in the accompanying financial statements for the year ended December 31, 2009. During the year ended December 31, 2009, the Company incurred expenses of $97,175 in marketing support expense that was offset against the $150,000 received from the Association. The Company recorded in the accompanying financial statements at December 31, 2009 a deferred liability for the remaining $53,825 unused marketing support fund received from the Association. In addition, based on its processing volume the Company earned $18,101 of financial incentives from the Association during the year ended December 31, 2009 which the Company will receive on the 1st anniversary of the execution of the agreement. Each subsequent year's marketing incentives will be paid to the Company on the respective anniversary date. The Company has recorded $18,101 as accounts receivable from the Association as of December 31, 2009.

In November 2009, the Company received an invoice from its Processor for $92,945 for service charges covering the period from January 1, 2008 to September 30, 2009. Subsequently, the Processor sent a revised invoice for services for in an amount not less than $107,984 with no details of the time period covered. The Company is disputing these charges. The Company has not recorded the additional expense of $15,039 for services in the accompanying financial statements for the period ended December 31, 2009. On February 17, 2010, the Company and the Processor agreed to mediate their dispute regarding those charges as well as other charges where the Company asserts it has been over billed by its Processor, however, such mediation was without success. On March 16, 2010, the Processor filed a complaint against the Company for their demand of not less than $107,000. The Company plans to arbitrate the dispute to defend itself.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $3,213,379 and working capital deficiency of $421,890 as of December 31, 2009 and recorded net earnings of $160,103 for the year ended December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2009 towards (i) expanding the Company's Card operations business, (ii) further streamlining and reducing costs, (iii) evaluating its distribution and marketing methods, and (iv) obtaining additional equity financing.

NOTE 13 -SUBSEQUENT EVENTS

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

On March 3, 2010, the Company received in cash $50,000 from a third party and executed a Convertible Promissory Note to pay the principal sum of $50,000 for a one year term. The term of maturity of the Convertible Promissory Note is one year and interest rate is 12% simple interest per annum. In the event the Company does not pay the amount due on or before the maturity date, the Company agreed to pay liquidated damages of 1.5% simple monthly interest on any amounts outstanding, due on each one month anniversary of the maturity date. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this loan available to the Company.

On April 2, 2010, the Company executed a Revolving Promissory Note with an officer and director to borrow a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. In the event the Company does not pay the amount due on or before the maturity date, the Company agreed to pay liquidated damages of 1.5% simple monthly interest on any amounts outstanding, due on each one month anniversary of the maturity date. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company. The Company has not borrowed any funds against the April 2, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In January 2010 we learned that Mr. Corso, the accountant who had been conducting the audit in the name of Gruber & Company, did not hold a current accounting license; we were later informed by Gruber & Company that Mr. Corso was incarcerated on unknown charges and was never an employee of Gruber & Company. Gruber & Company has stated that they have no association with Mr. Corso, therefore, the December 31, 2008 audited financials should not be relied on and need to be re-audited. We currently have not engaged an auditor to audit our Fiscal 2008 and 2009 financial statements.

Accordingly, on January 26, 2010 the Company entered into a consulting agreement with a licensed CPA from the State of California to assist the Company in preparing its financial statements going forward, as well as in reconciling the company's previous financial statements for accuracy and completeness.

As of the date hereof, the Company has not engaged a new certified public auditing firm. Engaging a certified public auditing firm and conducting audits on fiscal 2008 and 2009 is a priority for the Company.


ITEM  9A.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures
        -----------------------------------------------------

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

Under the supervision of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K. Under current regulations, our registered public accounting firm will not be required to opine on internal controls until fiscal 2010.

(c)     Change  in  Internal  Controls
        ------------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR OFFICER  AGE  POSITION

Bruce Berman                  52  Chief Executive Officer,
                                  Chairman of the Board of Directors,
                                  and Principal Financial Officer

Rick Galasieski               35  Vice President, Corporate Secretary
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

RICK  GALASIESKI:  Senior  Vice  President,  Corporate  Secretary  and  Director

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). SEC regulations require reporting persons to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2009 and our own records, we believe that Mr. Berman failed to timely file form a form 4 to report disposition of certain of his shares as a gift in April, 2009. No other such person failed to file timely a Form 3, 4 or 5 in Fiscal 2009.

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

Name               Corporate Office
---------------    ---------------------------------------------
Bruce Berman       Chief Executive Officer
                   and Principal Financial Officer
Rick Galasieski    Senior Vice President and Corporate Secretary

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

Equity Awards
-------------

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of warrants. We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. During Fiscal 2009 the Company issued a total of 350,000 warrants to four of its non-executive employees.

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

Benefits  and  other  compensation
----------------------------------

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration Statement, with exception to health care, we have not implemented any such employee benefit plans. Mr. Berman's health care costs are paid by the company.

CURRENT  EXECUTIVE  COMPENSATION

As discussed above, we have agreed to pay the Named Executive Officers an annual salary. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the current agreed annual salary of each of the named executive officers.

     Name               Annual Salary
     ---------------    --------------
     Bruce Berman       $      150,000
     Rick Galasieski    $      100,000

Bruce Berman, Chief Executive Officer - Mr. Berman was paid $1 for the 15 month period of October 2007 until December 31 2008. The Company had previously agreed to pay Mr. Berman an annual salary of $297,500, $24,970 monthly, beginning on January 1, 2009. Mr. Berman agreed to lower his salary and received a total of $72,292 in 2009 in salary. Effective April 1 2010 Mr. Berman is to be paid $150,000 annually. Mr. Berman has agreed to accrue $5,000 a month of his salary until the company cash flow improves.

Rick Galasieski, Senior Vice President - Mr. Galasieski effective April 1 2010 is to be paid $100,000 annually. Mr. Galasieski has agreed to accrue $833.33 a month of his salary until the company cash flow improves.

GRANTS  OF  PLAN-BASED  AWARDS  TABLE  FOR  FISCAL  YEAR  2009

The Company currently does not participate in any equity award plan. During fiscal 2009, we did not grant any equity awards under any equity award plan.

OPTION  EXERCISES  FOR  FISCAL  2009

During  fiscal  2009,  none  of  the named executive officers exercised options.

NONQUALIFIED  DEFERRED  COMPENSATION

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION  OF  DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Berman and Mr. Galasieski did not receive any compensation for service on our board of directors, and we have not provided any compensation to any member of our Board of Directors to date

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation. None of our officers serve on the board of directors of any other entity whose executive officer serves on our board of directors.

COMPENSATION  COMMITTEE  REPORT

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Registration Statement on Form 10


SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the named executive officers during the fiscal years ended December 31, 2009 and 2008.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.

NAMED                       ANNUAL         ANNUAL         OTHER         COMPENSATION  LONG TERM
EXECUTIVE                   COMPENSATION   COMPENSATION   ANNUAL        RESTRICTED    COMPENSATION  LTIP
OFFICER               YEAR  SALARY ($)     BONUS ($)      COMPENSATION  STOCK         OPTIONS       PAYOUTS  ALL OTHER
--------------------  ----  -------------  -------------  ------------  ------------  ------------  -------  ---------
Bruce Berman          2009         72,292              0             0             0             0        0          0
                      2008              1              0             0             0             0        0          0
Rick Galasieski       2009         80,250              0             0             0             0        0          0
                      2008         64,500              0       23,4852             0             0        0          0
Robert Christiansen1  2009         71,935              0             0             0             0        0          0
                      2008        120,000              0             0             0             0        0          0

1.  Mr. Christiansen was terminated for cause on August 6, 2009.
2.  For part of 2008 Mr. Galasieski was a consultant to the Company, and was paid this amount for consulting services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.
                  NUMBER OF        NUMBER OF
                  SECURITIES       SECURITIES         EQUITY INCENTIVE
                  UNDERLYING       UNDERLYING         PLAN AWARDS:            OPTION
                  UNEXERCISED      UNEXERCISED        NUMBER OF SECURITIES    EXERCISE   OPTION
                  OPTIONS          OPTIONS            UNDERLYING UNEXERCISED  PRICE      EXPIRATION
NAME              (#) EXERCISABLE  (#) UNEXERCISABLE  UNEARNED OPTIONS              ($)  DATE
Bruce Berman                    -                  -                       -          -           -
----------------  ---------------  -----------------  ----------------------  ---------  ----------
Rick Galasieski1      15,000,0002                  -                       -      0.001  N/A

1.  On April 2, 2010, the Company issued Mr. Galasieski 5,000,000 options at an exercise price of
$0.01, which vested immediately.
2.  These options were amended and exercised in the first quarter of 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of April 14, 2010. The table shows the amount of shares owned by:

(1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of April 14, 2010;
(2)     each  of  the  Company's  Directors  and  Executive  Officers;  and
(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

                      AMOUNT OF     PERCENT OF
                      SHARES        SHARES
IDENTITY OF           BENEFICIALLY  BENEFICIALLY
PERSON OR GROUP       OWNED         OWNED(1,2)     CLASS
--------------------  ------------  -------------  ------
Bruce Berman
CEO and Chairman
                       292,325,000(3)       74.6%  Common
                      ------------  -------------  ------
Rick Galasieski
VP and Director
                        15,000,000           3.8%  Common
                      ------------  -------------  ------
Stuart E. Feick
PO Box 911
Palm Beach, FL 33480
                       19,825,0004          5.06%  Common
                      ------------  -------------  ------
All Directors and
Officers as a Group    307,325,000          78.4%  Common
--------------------  ------------  -------------  ------

(1) The percentage of shares owned is based on 391,653,890 shares being outstanding as of April 14, 2010. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares in the Company's stock, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.
(2) BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.
(3) Mr. Berman has issued options to purchase up to 63,750,000 of his shares to certain employees of the Company, including 42,500,000 to Mr. Galasieski. None of the options are exercisable in the next 6 months.
(4) Held in the name of Stuart E. Feick, Stuart E. Feick IRA, Gulfstream Asset Management Corp, Gulfstream Capital Management LTD, Anita de Vienne Tremain, and Anita de Vienne Tremain IRA.


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

BANK  FREEDOM

Prior to March 8, 2008, Bruce Berman, the Company's Chief Executive Officer, owned Merchant Processing International, Inc. dba Bank Freedom ("Bank Freedom"). Bank Freedom was a registered Independent Sales Organization ("ISO") with Columbus Bank and Trust and was authorized by Visa and MasterCard as a merchant account provider that specializes in all areas of bankcard processing. Bank Freedom discontinued being an ISO of Columbus Bank and Trust in March 2010. Bank Freedom is currently an ISO with Spectrum Merchant Services for the purposes of providing merchant processing services to small businesses. Bank Freedom has been approved by a sponsoring bank as well as MasterCard and Visa to issue prepaid debit cards.

Bank Freedom had an exclusive agreement with BMG to pay BMG 80% of the gross revenue it receives for all debit card issued. Because of the acquisition of Bank Freedom, this agreement is canceled.

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

The principal amount outstanding on the promissory note was $582,261.36 as of March 31,2010 and is approximately 10 months past due. Effective April 1, 2010, the Company renegotiated the note for a 4 year term at 3.25% with a payment of $12,952.40 a month. Mr. Berman also agreed to discount the note 30% if paid off in 2010.

LEASED  PROPERTY

The Company previously operated at 18500 Von Karman Suite 530, Irvine, CA 92612. BMG, the Company's wholly owned operating subsidiary, rented this space on a sublease from BIG under a lease from The Irvine Company. The lease expired December, 2008, and we now operate out of an office located in Newport Beach, CA.

DIRECTOR  INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The Company does not have any independent directors on its Board. The company's Board of Directors consists of Bruce Berman and Rick Galasieski, neither of whom are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to the Company's independent public accounting firm, for the fiscal years ended December 31, 2008 and 2009.

                     2009*   2008*
                    ------  ------
Audit fees          $    -  $    -
Audit-related fees       -       -
Tax fees                 -       -
All other fees           -       -
                    ------  ------
TOTAL               $    -  $    -

*In January 2010 we learned that Mr. Corso, the accountant who had been conducting the audit in the name of Gruber & Company, was incarcerated on unknown charges and did not hold a current accounting license; we were later informed by Gruber & Company that Mr. Corso was never an employee of Gruber & Company. Gruber & Company has stated that they have no association with Mr. Corso, therefore, the December 31, 2008 audited financials should not be relied on and need to be re-audited. We currently have not engaged an auditor to audit our Fiscal 2008 and 2009 financial statements.

Accordingly, no monies have been paid to a certified independent public accounting firm. For Fiscal 2008, the Company paid to Mr. Corso $15,000 for auditing services.

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

Consolidated  Balance  Sheets  as  of  December  31,  2008  and  2009

Consolidated Statements of Operations for the years ended December 31, 2008, and 2009

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2008 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009

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


Date: April 15, 201