Form 10-Q/A
period 2009-09-30
Prepaid Card Holdings, Inc.
filed 2010-04-30
CIK 1436872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  Amendment 1

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

EXPLANATORY NOTE

This Amendment is being filed solely to amend Exhibit 10.1.

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


Dated:     April 30, 2010               PREPAID CARD HOLDINGS, INC.
           --------------               (the registrant)

                                        By: \s\ Bruce Berman
                                            ----------------
                                            Bruce Berman



                                     Page 2
                                   PPDC3Q0902