Form 10-K
period 2010-12-31
PrepaYd, Inc.
filed 2012-02-23
CIK 1436872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008, December 31, 2009 and December 31, 2010

or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  0-53270

PrepaYd, Inc.
(Exact name of registrant as specified in its charter)

Nevada	76-0222016
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

20271 S.W. Acacia Street #200, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(949) 553-9044 ext 222

Copies of all communications should be sent to: Cutler Law Group 3355 W Alabama, Ste 1150 Houston, Texas 77098 Tel: (713) 888-0040 / Fax: (800) 836-0714 Email: rcutler@cutlerlaw.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock	None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

The aggregate market value of the common equity held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter)  was $7,072,554.

The number of shares of the registrant’s common stock outstanding as of February 9, 2012 was 578,154,033 shares.

PrepaYd, Inc.

TABLE OF CONTENTS

Part I

Item 1.

Business

4

Item 1A.

Risk Factors

24

Item 1B.

Unresolved Staff Comments

25

Item 2.

Properties

25

Item 3.

Legal Proceedings

25

Item 4.

Mine Safety Disclosures

26

Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

27

Item 6.

Selected Financial Data

28

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

28

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

32

Item 8.

Financial Statements and Supplementary Data

32

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

84

Item 9A

Controls and Procedures

85

Item 9B.

Other Information

86

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

86

Item 11.

Executive Compensation

89

Item 12.

Security Ownership of Certain Beneficial Owners and Management

93

Item 13.

Certain Relationships and Related Transactions, and Director Independence

94

Item 14.

Principal Accounting Fees and Services

95

Part IV

Item 15.

Exhibits and Financial Statement Schedules

95

Signatures

96

PART I

ITEM 1.  BUSINESS

Corporate History

PrepaYd, Inc. (f.k.a. Prepaid Card Holdings, Inc.), a Nevada Corporation (the “Company”), through its wholly-owned operating subsidiaries Merchant Processing International, Inc. dba Bank Freedom (“Bank Freedom”)1, and Berman Marketing Group, Inc. DBA Bank Freedom Business Solutions, a California Corporation (“BMG”) is in the business of marketing and management of prepaid consumer and business debit cards.

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

On October 11, 2007, the Company acquired BMG as its operating business.  The Company then changed its name to Berman Holdings, Inc. on November 2, 2007 to better reflect its operating business, and changed its trading symbol from NHAL to BRMN.  The Company changed its name to Prepaid Card Holdings, Inc. on May 2, 2008 to better reflect its operating business and changed its trading symbol from BRMN to PPDC.  The Company changed its name to PrepaYd, Inc. on May 12, 2011 to better match its new branding, “PrepaYd.”  BMG was formed on February 2, 2007 by the Company’s president, Bruce Berman.  On March 8, 2008, the Company acquired Merchant Processing International, Inc. dba Bank Freedom (“Bank Freedom”) from the Company’s president, Bruce Berman, as its second operating business.  The Company also formed a new wholly-owned subsidiary, PrepaYd Wireless, Inc. on April 27, 2011.

Our operations are currently divided between Bank Freedom, BMG and PrepaYd Wireless.  BMG operates some marketing operations and customer service.  Bank Freedom manages our prepaid card products, including the processing, banking, printing, customer service, and infrastructure necessary for the management and delivery of prepaid cards.  Bank Freedom previously managed our merchant processing services portfolio, discussed in more detail below. PrepaYd Wireless is currently being operated by employees of both PrepaYd Wireless and BMG, Bank Freedom and PrepaYd, Inc.  The Company began card operations in February 2008 as it began the process of accepting orders and shipping the Bank Freedom Prepaid MasterCard, which was first issued to its customers February 18, 2008.  Prior to that, the Company was in the development stage and focused on establishing relationships with key operational partners.

The Company has not been in bankruptcy, receivership, or any similar proceeding, and, to the best knowledge of management, is not in default on the terms of any note, loan, lease, or other indebtedness or financing arrangement requiring the issuer to make any material payments.

Executive Summary

PrepaYd, Inc. (f.k.a. Prepaid Card Holdings, Inc.), through its wholly owned subsidiary Bank Freedom, is an established brand in the Prepaid Debit Card Industry. The industry, which is still in its infancy, was created to offer a banking solution to the estimated 60,000,000 adult Americans who do not have either a bank account or credit card and are known as the “Underbanked” or “Underserved” demographic.  The underbanked are everyday people who use financial services not provided by traditional banks.  These include payday loans, check cashing, and money orders. The unfulfilled need of this demographic is the lack of a credit and/or debit card.  The underbanked, for various reasons, do not have or cannot get a checking account, debit card, and/or credit card. Without a branded Visa or MasterCard, the underbanked are restricted from making everyday purchases that require plastic.

Credit, Debit or Prepaid?

The Prepaid Debit Card Market is the fastest growing payment card segment and is an attractive financial product for the underbanked within the payment industry. They’re easy for consumers to understand and use because they work in a manner similar to traditional bank debit cards; allowing the consumer to make purchases with a conventional plastic card linked to a card account established at a financial institution. According to Mercator Advisory Group’s “Prepaid Market Forecast 2009-2012” research report, $8.7 billion was loaded onto General Purpose Reloadable (GPR) prepaid cards (the company’s core product) in the United States in 2008. They estimate $118 Billion will be loaded onto GPR cards in the United States in 2012.  We believe this growth in the use of GPR prepaid cards will contribute to a substantial increase in the overall demand for prepaid financial services and PrepaYd Inc. is in a position to capitalize on this continued growth.

PrepaYd, Inc., through its wholly owned subsidiary Bank Freedom, is a recognized brand in the prepaid debit card market.  According to Synergistics Research Corporation, in 2011 there are an estimated 37% of US households that are “Underbanked” and 11% of US Households that are “Unbanked”.  Those who have no access to banking or financial services are known as the “Unbanked”.  Those that have limited access to bank products and that rely upon alternative financial services such as prepaid debit cards, check cashing, payday loans, and money orders are known as the “Underbanked”.   The unfulfilled need of this demographic is the lack of a traditional credit and or debit card. The Underbanked, for various reasons, do not have a checking account.

Without a branded Visa or MasterCard, the Underbanked are restricted from making everyday purchases that require or benefit from the convenience of plastic.  The Underbanked may also be forced to pay an additional 3-5% of their paycheck at a check cashing store in order to cash their paycheck.  Underbanked Households with net income after taxes of $30,000 per year can pay up to $900-$1500 in check cashing fees annually.  Direct Deposit to a Bank Freedom issued prepaid card is a free service and an alternative to check cashing.

In the past  two years, we’ve identified two additional prepaid card market segments that we believe are a direct result of the current recession and the federal government’s new regulations on Credit Card issuers.

First, more Americans are going from banked to underbanked in the U.S. as people are increasingly living paycheck-to-paycheck.  Those with money management problems are turning away from traditional bank accounts and are using prepaid debit cards to avoid bank fees from bounced checks and to avoid overdraft charges from the Multi-Billion Dollar Overdraft Fee Industry.  The financial crisis has driven large banks to slash approximately two trillion dollars in available credit, which has eliminated access for millions of banked consumers depending on their credit cards as their method of payment for making everyday purchases.

Secondly, businesses are now discovering that the traditional way of reimbursing employees for business related purchases isn’t working anymore because not all employees have personal credit cards or an available balance left on their personal credit cards they can allocate for work related expenses. Employees are requesting cash advances to make work related purchases which are inconvenient and time consuming for businesses.   Businesses are seeking a payment product to help them manage, track, and control their business related purchases.

Our Prepaid Debit Card Programs

Under license from MasterCard International, Inc. and Visa U.S.A. Inc., Bank Freedom markets and manages several prepaid card programs, including: the Bank Freedom Prepaid MasterCard and the Bank Freedom Prepaid Visa Card, for consumers; the Bank Freedom MasterCard Prepaid Expense Card for businesses to manage, control, and track employee spending; and the Bank Freedom Payroll MasterCard for businesses to eliminate issuing paper paychecks and pay employee wages with a payroll card. Bank Freedom is also the program manager for the AFSCME Advantage Prepaid MasterCard program.  AFSCME is an over 1 million member Union (American Federation of State, County and Municipal Employees).

Bank Freedom’s prepaid debit cards work like a virtual bank account plus a MasterCard or Visa debit card to make purchases. Customers can load money to fund their Bank Freedom card accounts in multiple ways.  They can direct deposit their paycheck or government issued benefits checks, deposit cash to their card accounts at over 130,000 cash load retailer locations nationwide or transfer money from one Bank Freedom card account to another Bank Freedom card account.  Once customers deposit funds to their card account they can use their prepaid debit card anywhere MasterCard or Visa debit is accepted to make purchases and they can get cash at over 1.5 million ATMs worldwide.  Like banked customers, Bank Freedom participates in a surcharge-free ATM Network where our customers can visit over 20,000 MoneyPass Locations Nationwide for surcharge-free ATM Access.

Customers can log on to our cardholder website to check their account balance, transfer funds, and use our bill payment system to pay bills electronically or send paper checks to anyone. Customers can also check their balance through the automated telephone system or send a two-way text message.

Our transaction processing platform works in real-time and will not permit customers to pay a bill, send a check, make purchases, or withdraw funds from an ATM unless the funds are available in their card account.  Customers cannot overdraft their card account which is one of their biggest challenges with a traditional bank account.  The average American pays $300 a year in overdraft fees with a traditional bank account.

Types of Prepaid Cards

Our card programs include several types of prepaid cards:

•

General Purpose Reloadable (GPR) Cards – Intended for the underbanked consumer, our target demographic is one that will set up direct deposit of their paycheck or benefits check to their prepaid card account and use their prepaid MasterCard or Visa Card for day to day purchases and as a bill payment solution.   Within this card program, customers act and behave much like a normal banked individual.  We also have customers that only deposit cash to their prepaid card account, as well as, customers who use both direct deposit and add cash to their card accounts.

•

Private Label Co-Branded Card Programs – The prepaid card industry is growing at a significant rate.  It is one of the few industries currently expanding while other industries are contracting.

With Bank Freedom’s internet presence, we are getting business leads from companies who desire to monetize their customer/membership base by issuing private label co-branded prepaid cards. We believe these co-branded opportunities offer growth potential for Bank Freedom.  By capturing AFSCME, the second largest union in America with over 1 million members, Bank Freedom is showing that it has tremendous credibility with companies seeking a co-branded program.

•

Business Travel and Expense Cards – With the current credit crisis, businesses have limited corporate credit they can extend to employees and businesses no longer can rely on their employees to carry their company travel and field expenses on their personal credit cards.  With $2 trillion in available credit card debt recently removed from the consumer credit card market, many employees no longer have the personal credit line limits to accommodate company expenses. This has created an opportunity in the business expense management market. The company has been approved by its bank to offer higher daily balances and spending limits ($25,000 balance on its business expense cards versus $10,000 on GPR cards, and $20,000 per day spending limit on business expense versus $2,500 a day on GPR) and funding by wire transfer. The higher daily spending limits and balances are necessary for business owners to make business related purchases.  In addition to the higher card limits the company offers its business accounts a virtual funding account with a $999,999 limit.  Business cards earn a higher interchange rate than consumer cards which translates to additional income for Bank Freedom per dollar spent by the cardholder.

•

Payroll Cards – Introduced to employees by their employers, the Bank Freedom Payroll MasterCard is identical to our GPR product with slightly lower fees.  Ordered and shipped in bulk, the program offers businesses of all sizes a paperless solution for payroll, which reduces their overall costs while bringing a banking solution to their underbanked employees.  Our payroll product does not require complex integration or programming and works seamlessly with most payroll systems that support direct deposit.  Due to the competitive nature of payroll cards this product was previously used as a loss leader for Business Expense cards.

Our Prepaid Cards

Bank Freedom Prepaid MasterCard and Visa Cards:  Our Bank Freedom Prepaid MasterCard cards were first issued in February 2008 and our Bank Freedom Visa Cards were first shipped in October 2008. During the month of September 2011 approximately $29,442,000 was loaded onto Bank Freedom cards by our cardholders through direct deposit and our reloading partners, Green Dot, Western Union and MoneyGram.

AFSCME Advantage Prepaid MasterCard

Bank Freedom, through a third party marketing agreement, is the program manager for the AFSCME Advantage Prepaid MasterCard.  AFSCME (American Federation of State, County and Municipal Employees) with over 1 million members is estimated to be the second largest union in America and the largest union in the AFL-CIO.  The AFSCME card program is up and running and AFSCME members have begun slowly ordering our prepaid cards.

Bank Freedom Mobile Banking

Bank Freedom released a mobile banking application for its consumer funded Bank Freedom MasterCard and Visa Programs.   The Bank Freedom Mobile Banking Application is available now on Android devices.   The application will let consumers view their balance, get mini-statements of transaction history and perform mobile payment transactions for paying bills and performing card to card transfers to other Bank Freedom Cards.

Recognizing growing opportunities in other prepaid products, mobile banking and prepaid financial products the Company entered into  a Mobile Virtual Network Operator (MVNO) agreement with Sprint and the Company formed a new wholly owned operating subsidiary on April 26, 2011—PrepaYd Wireless, Inc.—and on December 6, 2011 began marketing prepaid wireless phones nationwide.

MasterCard Investment in Bank Freedom

On July 2, 2009, Bank Freedom entered into a marketing support agreement with MasterCard International, Inc. to offer their prepaid cards to the Bank Freedom customers in a preferred manner in exchange for various support considerations.  According to MasterCard, this was a first of its kind agreement by MasterCard with a prepaid card company.  Bank Freedom receives financial incremental volume incentives under the agreement and on August 27, 2009, the Company received $200,000 from MasterCard of which part was a sign up bonus and part was marketing support.

MasterCard has given Bank Freedom’s customers access to its MasterCard Savings Program for free, where Bank Freedom cardholders can receive discounts of up to 50% from major retailers. This program has been up and running since November 2009.

FIS: Fidelity National Information Systems

FIS is our new core transaction processor and a leader in prepaid card transaction processing, having processed over $28 billion in loaded funds in 2008.  By leveraging the FIS platform we are able to deliver greater reliability and provide market-leading features and functionality to our cardholders.  FIS delivers banking and payment technologies to more than 14,000 financial institutions and businesses in over 100 countries worldwide.  FIS maintains processing and technology relationships with 40 of the top 50 global banks, including nine of the top 10.  FIS has an $8 Billion market cap as reported by the New York Stock Exchange, where it is listed under the symbol “FIS”.

Cash Reloading Agreements

We are currently integrated with over 130,000 retail cash loading locations, where our cardholders can conveniently add cash to their card accounts through any of three different networks.

In December 2007, Bank Freedom entered into an exclusive agreement with Green Dot to provide cash loading services for card programs managed by Bank Freedom.  We renewed our cash loading agreement with Green Dot in 2010 for an additional 3 years, however we ended the exclusive portion of the agreement effective January 2011.  Green Dot has over 50,000 retail cash loading locations including Wal-Mart, Walgreens, K Mart, CVS/ Pharmacy in the U.S. that Bank Freedom card holders can use to add cash to their Bank Freedom card account at the checkout stand.

In 2010, we entered into a second cash loading agreement with MoneyGram International, and we have begun using MoneyGram as an additional reloading partner in January 2011.  MoneyGram is a leading global payment services company and has over 40,000 retail locations nationwide.  Our customers can go to any MoneyGram retail location in the United States and add cash to their card accounts.

We have also added Western Union as our third cash loading partner through an agreement with our issuing bank, MetaBank.  Western Union is a leading global payment services company and has over

40,000 retail locations nationwide.  Our customers will be able to go to any Western Union retail location in the United States and add cash to their card accounts.

Surcharge Free ATM Network: MoneyPass®

When card holders use an ATM, the owner of the ATM machine typically charges the cardholder a “surcharge fee” around $1.50 to $3.00 per transaction.  In July 2010 Bank Freedom entered into a tri party agreement with U.S Bank National Association, doing business as Elan Financial Services (“Elan”) and MetaBank. Elan owns and operates a no-surcharge electronic funds transfer network called the MoneyPass Network.

Through this agreement Bank Freedom card holders will be allowed to access the MoneyPass nationwide surcharge-free ATM network and will be able to make in-network ATM withdrawals at over 18,000 locations nationwide without incurring a surcharge fee. Having a surcharge-free network allows Bank Freedom to stay competitive and offer in the future flexible ATM pricing, including if necessary one free ATM transaction a month for co-branded card programs, payroll card programs and general spend programs.

Business Model and Strategy

When we drafted our business plan in 2007 to enter the prepaid card space our assessment was that most competitors were using a check cashing mentality of “let’s overcharge the underbanked because they don’t have any alternative”.  We made a decision from the beginning to establish a pricing model that was based on where we believed the market was heading and a plan that encouraged card activation and actual usage.  Bank Freedom was the first notable company to not charge a card issuance fee of $9.95 (which discourages ordering), a card activation fee of another $9.95 (which discourages activation), or a monthly fee when you fund your card with direct deposit (which decreases the amount of money placed on cards and harms customer retention).  We are able to offer this pricing because we built our business model around it from the start, as opposed to attempting to increase revenues by gouging the customer.  We believe this pricing structure has given us a competitive marketing advantage over our competitors whose business model was built around requiring higher fees.

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

Bank Freedom Prepaid Card Revenue

We derive revenues through multiple sources.  Those sources may include:

1.

Transaction Fees – As customers use their cards, we may collect fees that include:

•

Domestic and International ATM transaction fees

•

Monthly maintenance fees (waived with various direct deposit minimums)

•

Bill payment and check writing

•

Money Conversion Fees – For transactions that involve an international source, up to 3% of total dollar volume in transaction fees.

2.

Interchange2 – Bank Freedom receives interchange revenue on Signature transactions. The interchange Bank Freedom receives is paid by the merchant, not by our cardholder. The interchange fee Bank Freedom receives on signature transactions is approximately 1½ % of the amount the customer spends at any merchant using our consumer cards and 2½% when using our Business Expense cards.  Bank Freedom also receives incremental increases in interchange from MasterCard under its Marketing Support agreement.

3.

Private Label Application Fees – for private label opportunities, Bank Freedom intends to collect an application fee for the set up and development of custom prepaid card programs.

4.

Card Purchase Fees – Our Business Travel and Expense programs charge a one-time application fee to businesses as well as annual fees paid upon ordering the card. Our Payroll program charges an application fee and card issuance fee to the employer.

Bank Freedom Prepaid Card Pricing

We believe there is a threshold the unbanked consumer will pay for the benefits of a prepaid card.  So far, this threshold has yet to be determined.  Major players in the market have successfully entered the market, but with estimates of only approximately 10% market penetration.  Pricing is critical to a long-standing relationship with our targeted demographic.  We believe there are several key strategic concepts that will move our card offering beyond the current thinking.  In particular:

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

Marketing

Using our management’s unique and diverse experience in the direct response marketing and credit card processing fields, we developed and offer the Bank Freedom Prepaid MasterCard and the Bank Freedom Prepaid VISA card.  These cards target the 60 million customers who have difficulty securing or don’t want credit cards and/or traditional bank accounts.

During the company's emergence into the prepaid card market, our goal was to test and refine marketing methods while acquiring new prepaid card customers.  This was accomplished through:

•

Developing several radio ads and a television ad;

•

Maintaining a broad range of prepaid card services and offerings;

•

Launched a comprehensive internet direct marketing campaign;

•

Created competitive pricing models;

•

Implemented our business plan quickly by leveraging existing technology infrastructure previously developed for marketing to the underbanked, leveraging our CEO’s experience in marketing and customer service of the underbanked, and our management team’s experience in Internet marketing and technologies; and

•

Developed a nationally recognized brand.

Our Value Proposition

Through established direct marketing methods known to our executive staff, we offered the following value points to our potential customers:

•

Provide access to electronic financial networks for all people:  Approximately 60 million people in the U.S., primarily low-to-moderate-income, minorities, and recent immigrants, do not have bank accounts.  These are people who do not have access to the purchasing online, travel reservation system, and the convenience of debit and ATM networks.

•

Safer than Cash:  If the card is lost or stolen, the consumer does not lose the cash.  This is important with younger customers and the elderly.

•

Bill Pay:  Through online bill pay, consumers can pay bills at significantly reduced cost than money orders or retail payment outlets.

•

Payroll and Benefits Check Direct Deposit:  Consumers can have their payroll check and or government issued benefits checks deposited to their card at no cost.  This eliminates the typical 3% rate check cashing services offer to the unbanked and the underserved.

•

Access to cash via the worldwide ATM Network:  Access to cash without the hassle of check cashing services 24/7.

•

Consumer Recourse:  Cash has no recourse.  When a consumer wants to return the product when cash is involved they are at the mercy of the retailer for a refund.  Leveraging the VISA/MasterCard associations, they have another recourse for refunds.

•

Easy Approval:  No credit check, no employment necessary; customers only need valid ID for approval.  This is ideal for people with credit and banking problems.

•

Send Money to Anyone:  Using our remittance services, customers can send money to any person in the U.S.

Marketing Tools

We have directly marketed our prepaid cards using the following means:

•

Direct television to web (sending customers to the internet to order)

•

Direct radio to web and call center

•

Email campaigns to managed opt-in lists of individuals known to have credit issues and or in need of a credit card.

•

Affiliate networks including banner and contextual ads.

•

Search Engine Optimization (SEO).

•

Social Media Optimization (SMO).

•

Pay-per-click (PPC) and Search Engine Marketing (SEM) campaigns

•

Direct mail

Competition

Since little proprietary technology that is not licensable exists, prepaid card companies’ expansion is more about having a solid processing foundation, integration with third party service providers, brand recognition, pricing, the ability to market and marketing capital.  The market is in a hyper growth state where the market need for the product is growing faster than all the companies in the space can capture the market.  Trying to get customers today is not like trying to sell Coke versus Pepsi, it is “we have a new product it called Soda…would you like to try it?”

Several companies have a meaningful presence in the prepaid card industry.  Their presence extends mainly to the Internet and an occasional TV or radio ad with little air time.  Some of our competitors market their cards through retail store fronts.  Our competitors include:  Net Spend, Green Dot, Unirush, Western Union, Walmart, AccountNow, Ready Financial and PreCash.

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

Marketing Technology and Infrastructure

Our technology foundation is capable of handling more than 50,000 orders per day through scalable platforms using Microsoft’s SQL Server, multi-redundant databases, web servers, routers, and switches. This primary hardware is housed in a half rack within a locked private cage located at the Alchemy Communications Data Center in Los Angeles, CA.  We have a backup dedicated server for testing failover, and disaster recovery purposes located at our Corporate Office in Newport Beach, CA.  All technology is highly customizable allowing unlimited number of website access to common databases while tracking unlimited marketing campaigns allowing us to concentrate on the most profitable marketing channels. We pay approximately $2,487.50 a month for the hosting of this hardware and software.  We will also pay for any software or hardware modifications we request.

We own approximately 200 prepaid keyword related website URLs that can be hosted all at the same time with this system.  Through real-time detailed reporting, we can tailor marketing messages and focus on key geographic and demographics using internet, print, radio, and television.

Operations

Operational Partnerships

Operationally, there are five key partnership components we must have to issue prepaid cards.  They are:

1.

Issuing bank

2.

Card Association (MasterCard and/or Visa)

3.

Processor

4.

Card Fulfillment

5.

Cash Load Network

Issuing Bank:  An issuing bank is a bank that offers card association branded payment cards directly to consumers and businesses.  Merchant Processing International, Inc. DBA Bank Freedom (“Bank Freedom”), signed an agreement on November 19, 2007 with Meta Payment Systems, to issue our branded prepaid cards.  We began issuing prepaid cards through MetaBank in February 2008 and stopped issuing cards through Meta Bank on August 30, 2011.  Bank Freedom signed an agreement on January 4th, 2011 with Bancorp Inc. to issue our branded prepaid cards. Bank Freedom began issuing cards on May 1, 2011 under that agreement and as of August 30, 2011 100% of Bank Freedom issued cards were all issued under that agreement.

The Bancorp Payment Solutions Group, a division of The Bancorp Bank (“Bancorp”), a wholly owned subsidiary of The Bancorp, Inc. offers secure, creative and innovative payment solutions to the prepaid card industry. As a leading issuer of prepaid cards, The Bancorp Payment Solutions Group contributes to the success of Fortune 500 companies through the development of cutting-edge prepaid card programs that meet the rapidly changing needs of the prepaid industry. Through long-standing relationships with the MasterCard, Visa, and Discover card associations, leading program managers and processors, The Bancorp Payment Solutions Group designs innovative and flexible prepaid card programs which deliver outstanding results.

Bancorp is one of the largest issuing banks for program manager sponsored prepaid card products within the US.  Bank Freedom began issuing cards June 1, 2011 under that agreement and as of August 30, 2011 100% of Bank Freedom issued cards were all issued upon that agreement.

Card Associations:  A card association is a network of issuing banks and acquiring banks that process payment cards of a specific brand, including Visa, MasterCard, American Express, etc.  Bank Freedom has been approved by MasterCard and currently issues the Bank Freedom Prepaid MasterCard®. Bank Freedom has also been approved by Visa and currently issues the Bank Freedom Prepaid Visa® Card.

Processor:  A processor is a company that connects to the various networks (Visa, MasterCard, Discover, STAR, Cirrus, etc.) and handles the core transactions.  They also provide services for customer care (to the end user), an interactive voice response (“IVR”) telephone-based customer service system, and web based services for balance inquiries, dispute resolution, replacement cards, and other support issues.  From 2008 through April 2010, Bank Freedom processed its transactions through I2C, Inc. processing services.  Bank Freedom began switching its core processor services from I2C, Inc. to FIS in May of 2010 and since November 2010 all new prepaid cards are now processed through FIS exclusively.  FIS is the leader in prepaid card transaction processing, having processed over $28 billion in loaded funds in 2008.  By leveraging the FIS platform we are able to deliver greater reliability and provide market-leading features and functionality to our cardholders.  FIS delivers banking and payments technologies to more than 14,000 financial institutions and businesses in over 100 countries worldwide.  FIS maintains processing and technology relationships with 40 of the top 50 global banks, including nine of the top 10.  FIS has an $8 Billion market cap as reported by the New York Stock Exchange, where it is listed under the symbol “FIS”.

Card Fulfillment: Card Fulfillment entails card plastic creation, programming, personalization/embossing, and shipping the prepaid cards and collateral to new cardholders.  Since November 2010 Bank Freedom has been  utilizing FIS-owned card fulfillment services for prepaid cards.

Cash Load Network: The cash load network is a company that allows your customers to load cash on to their card accounts.  Green Dot was our first cash load network partner.  Customers can use the Green Dot MoneyPak for loading cash onto their prepaid card accounts.  The Green Dot MoneyPak is available  in over 50,000 retail locations including Wal-Mart, Walgreens, CVS/Pharmacy, Rite Aid, Radio Shack, Kroger, Ralphs, Food4Less and Fred Meyer, consumers can purchase a MoneyPak at any Green Dot retailer location.  In January 2011 through a contract with MoneyGram we began to allow our customers to load money to their prepaid card accounts at any of the 40,000 MoneyGram locations throughout the US.  Also in January 2011, we began to allow our customers to load money to their prepaid card accounts at any of the 40,000 Western Union locations throughout the US through an agreement with Meta Bank and Western Union.

Operations

Our operations consist of the following major groups.  They are:

Sales and Marketing:  To acquire consumer customers, we have engaged in marketing campaigns to drive prospects to our websites to order their prepaid card.  To acquire business customers we have just recently begun direct marketing programs to drive customers to both toll free phone numbers and the internet.

Activation:  Critical to our success is the activation and initial loading of the card.  We use a separate customer service marketing effort that uses email messaging to contact low activity card accounts to increase card activations and loads.

Secondary Marketing:  We engage in a persistent touch process that reminds the customers to use their card (reload, ATM, pay bills, etc).  This revenue generating group (part of internet marketing) is critical to ongoing profitability and card usage.

Customer Service:  The Company currently routes during its peak hours all customer service calls Monday through Friday 8:00 A.M. to 5:00 P.M and Saturday 8 A.M. to 5 P.M. to its in house call center. After those hours or in case of an unanticipated surge in call volume or for any other reason the company routes customer service to its processor, FIS.   With FIS as overflow and a secondary source of customer service we provide 24 hours a day 7 days a week live customer service to our cardholders in both English and Spanish.

Merchant Processing Services

Bank Freedom was formed in 2005 and focused exclusively on selling merchant processing services that enable US businesses to accept credit and debit cards.  Bank Freedom became an independent sales organization for Visa and MasterCard registered through Payment Resources International, LLC.  As a result, from 2005 to September 2007, Bank Freedom built a portfolio of merchant accounts that generated commissions on each credit card transaction processed by the business.  The company believes that the infrastructure and experience it had developed during this period of time was crucial to the company being approved to be a prepaid debit card program manager with both MasterCard and Visa and without that prior experience the barrier to entry would have been much more difficult.

In October of 2007, Bank Freedom changed its focus and dedicated its resources to developing prepaid debit card solutions.  In 2009 Bank Freedom decided to divest itself of all its merchant services portfolios  to focus on its prepaid debit card business, as well as bring in capital for its prepaid card expansion from the sale of its merchant processing portfolio.

On October 30, 2009, Bank Freedom entered into a Purchase Agreement with a third party to assign its rights, title, benefit, privileges and interest in receiving compensation for merchant services provided to Payment Resource International, LLC.  The purchase price for the assignment of the portfolio to third party was agreed to be $274,835.  The Company completed the purchase transaction and received net proceeds of $189,099 in cash on October 30, 2009 after making payments of $85,736 owed to third parties.

On February 5, 2010, the Company assigned its rights to receive compensation and other benefits based upon the processing activity of certain merchants, herein referred to as “Merchant Portfolio”, from Spectrum Business Solutions, Inc.  to a non-affiliated third party for $100,000.  As part of this assignment, the Company also agreed to recommend to all its agents to submit all future merchant processing accounts to this third party.  The Company still receives a decreasing amount of residuals from the sale of Merchant terminals and referral of Merchant web processing portals. The Company uses its Merchant Processing relationships to provide merchant services to the Company’s subsidiaries.  The revenue from these services is becoming less significant however the Company may continue to provide these services in the future to its Business Expense and other clients as a loss leader.

Other Matters

Employees

Not including our executive officers, PrepaYd, Inc. (f.k.a. Prepaid Card Holdings, Inc.) and its subsidiaries currently have 17 employees.  We believe our relationship with our employees is good.

Independent Contractors

The company has several independent contractors.

Research and Development

During the last two full fiscal years, we have not engaged in any research and development activities.  In the event that we undertake research and development activities in the future, the costs of those efforts will not be bourn directly by our consumers.

Intellectual Property

We have applied for trademarks for “Bank Freedom”, “Bank Freedom Card”, and “A card for everyone”, Card Now, CardNow, Bank Free, Bank Free Card.

On February 24, 2009 “Bank Freedom” trademark was issued registration number 3581447.  On September 30, 2008 “A Card For Everyone” trademark was issued registration number 3507604.  On August 4, 2009 “CardNow” trademark was issued registration number 3664391. On August 4, 2009 “Card Now” trademark was issued registration number 3664390.  On August 3, 2010 “Bank Free” trademark was issued registration number 77338885.  On July 27,  2009 “Bank Free Card” trademark was issued registration number 773889. We have applied for trademarks “PrepaYd”, Everything PrepaYd, PrepaYd Center and PrepaYd wireless. Those applications are pending.

Regulation

Open loop prepaid cards are subject to several forms of regulation.  The most notable of these regulations include the Electronics Funds Transfer Act; the Anti-money Laundering and Bank Secrecy Act; the customer identification program of the Patriot Act; customer security and privacy provisions of the Gramm Leach Bylie act; the funds availability requirement of Regulation CC; and Regulation E protections applicable to payroll cards and consumer cards that receive a direct deposit from the government accounts.

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

Durbin Amendment to the Financial Recovery Act of 2010 in regards to interchange

On June 29, 2011 the Federal Reserve issued the final rules under which the Durbin interchange amendment will be implemented as it relates to debit cards and prepaid cards and the terms and conditions required for a prepaid portfolio to be exempt from the interchange restrictions contained in the broader provision. After reviewing the rules and reviewing our card programs in detail we have concluded that all Bank Freedom managed programs will be exempt from interchange restrictions under the Durbin interchange amendment and therefore, our programs will not be subject to lower interchange nor restricted interchange when the rules went into effect on October 1, 2011.

Amendment to the Financial Recovery Act of 2010 in regards to Network Exclusivity

There is a provision in the Durbin Amendment requiring the issuer of cards to allow transactions over more than one Network. After reviewing the rules on Network Exclusivity and reviewing our card programs in detail we have concluded that all Bank Freedom managed programs will not be materially affected by the implementation of this provision.

Merchant Discounts for Cash

Previously by Card Association rules merchants were not allowed to offer a discount to their customers for using cash over a major credit or debit card. Under the new law merchants will now be able to offer cash discounts to their customers to entice them away from credit or debit. We believe the impact from this will be minimal as consumers prefer the safety and convenience of credit and debit.  This could result in fewer transactions being placed on cardholders’ cards.  Minimum and Maximum Transaction Amounts

Previously by Card Association rules merchants were not allowed to set minimum and maximum transactions amount on purchases with a major credit or debit card. Under the new law merchants would be able to place a minimum transaction of no more than $10 and cannot set maximum amounts for debit or credit transactions.  This could result in fewer transactions being placed on cardholders’ cards and possible reduction of pin based fees.  We believe the impact from this will be minimal as consumers prefer the safety and convenience of credit and debit.

Environmental Regulation

We currently produce no product and conduct no activity that is subject to environmental laws.  All manufacturing is undertaken by a third party.  Nevertheless, it is possible that our activities could fall within the ambit of environmental regulation in the future.  If so, compliance with environmental laws could become a significant cost, and could materially affect our business.

PCI Compliance

The Payment Card Industry Data Security Standard (PCI DSS) is a set of requirements designed to ensure that ALL companies that process, store or transmit credit card information maintain a secure environment.  The Company has engaged a Qualified Security Assessor (QSA) to conduct a PCI Assessment, Report on Compliance (ROC) and an Attestation of Compliance so the Company can move from a Level Four to a Level One PCI Compliant company. The Company became level 1 PCI compliant on April 27, 2011.

PrepaYd Wireless and Mobile Payments

Recognizing growing opportunities in other prepaid products, mobile banking and prepaid financial products the Company entered into a Mobile Virtual Network Operator (MVNO) agreement with Sprint.  We formed a new wholly owned operating subsidiary on April 26, 2011 named PrepaYd Wireless, Inc. and began marketing prepaid wireless phones nationally on December 6, 2011.

PrepaYd, Inc. intends to expand its business in line with our new slogan:

Everything PrepaYd

The Company’s no contract mobile brand is administered by PrepaYd Wireless, which includes mobile phones that have competitive month-to-month service plans spanning the full range of mobile devices, from the simplest of phones to more high tech prepaid Android phones, messaging phones and other smart devices.

PrepaYd, Inc. began testing prepaid mobile phone services on September 5, 2011 and began marketing prepaid mobile services and devices nationally on December 6, 2011.  By providing both prepaid wireless and prepaid financial services, PrepaYd intends to offer technologies and services that will close the loop between the wireless and financial service industries.  PrepaYd is positioned to be a pioneer in innovative mobile financial services by merging these two industries together.

Prepaid Wireless Services

Mobile phones have evolved immensely since 1983, not only in functionality and design but also in the way humans interact with each other.  The evolution of texting, SMS messaging, has changed the way we communicate with each other; it has become an alternative to making phone calls and leaving voice messages, and even has begun replacing email messages.

Wireless smart phones are becoming more of a necessity to have rather than just a convenience as consumers are embracing wireless technologies to meet the demands of today's fast paced lifestyles. With the evolution of texting, consumers can stay alert of fraudulent activity on their Bank Freedom accounts in real-time and Bank Freedom can communicate important account notifications in real-time.  With the evolution of mobile data, consumers can stay alert on news by getting critical news updates during a natural disaster, get directions using mobile GPS when lost in remote areas, communicate with people globally through social networking applications, and now they can make purchases with mobile payments. Through the evolution of Smart Phones and Mobile Security, wireless smart phones can be used as an alternative to using a plastic Visa or MasterCard and add tremendous convenience in the exchange of goods and services.

In its November 2010 report, the Aite Group forecasts U.S. mobile bill payments will reach $214 billion in gross dollar volume in 2015, up from $16 billion in 2010.

Over the past 12 to 18 months, mobile payments have become more popular due to "rapid consumer adoption of smartphones, carriers' and handset manufacturers' adoption of NFC chips, consumers' continued embrace of m-commerce, and a nationwide increase in mobile banking adoption" (Source: Aite Group).

Industry experts foresee the transformation of smartphones into personal mobile wallets in the next phase of the mobile payment evolution. PrepaYd recognizes this evolution and is uniquely positioning itself to capitalize on the growth of mobile payments by providing consumers not only innovative prepaid financial services but prepaid wireless product and service offerings that meet the needs of the underbanked demographic.

The Underbanked prefer prepaid wireless plans versus traditional post-pay wireless plans. Prepaid wireless plans offer the underbanked flexibility of a data-driven service without credit checks, expensive long-term contracts, security deposits, early termination fees, or unnecessary voice minutes.  Recently the value of prepaid wireless plans has become so good that it is comparable to many postpaid plans without the long-term contact. Prepaid wireless plans continue to grow in popularity with more than half of new wireless customers in the U.S. going with prepaid plans instead of being bound by the traditional post-pay service plan. Sources say that over 60 million of the nearly 300 million wireless subscribers in this country have elected to go prepaid and this number continues to grow.

The PrepaYd Wireless Business Model

PrepaYd, Inc. entered into a private label services agreement with Sprint.  Pursuant to the agreement, PrepaYd, Inc. will become a Mobile Virtual Network Operator (MVNO) and will be able to provide its own branded wireless services using the Nationwide Sprint Network.

PrepaYd Wireless, Inc. is a Wireless Service Provider that intends to offer mobile services to an estimated 110 million consumer demographic. Prepaid Wireless Services is an alternative to the traditional Postpaid Wireless Service Plans provided by major carriers. In addition, PrepaYd Wireless intends to make all of its available phones and wireless plans compatible for mobile financial services.  To enact this business plan, we will need to raise additional funds.

Practicality

PrepaYd offers prepaid wireless service without contract to United States mobile subscribers at low costs. Our intended rates for no-contract wireless service are competitive with other carriers. Monthly service plan includes all telecom and usage taxes that many major carriers invoice the mobile subscriber for afterwards. Our simple mobile pricing plans help mobile subscriber’s budget monthly phone expenses without worrying about exceeding their talk, text or data limits. With our Unlimited Plan one can expect affordable service for their personal wireless needs.

Powered by our Sister Company Bank Freedom, PrepaYd Wireless intends to offer Mobile Financial Services across its network to provide convenience, great service, and innovation to our mobile subscribers. PrepaYd Wireless intends to be a national wireless service provider offering mobile service in all 50 states.  PrepaYd Wireless is a prepaid wireless and no contract provider of cellular phone service that focuses on offering industry leading pricing while providing subscribers with innovative mobile financial services products to better enhance the mobile subscriber experience.

Consistency

With traditional post-paid monthly service plans additional charges are added to your wireless bill showing a list of items which include: Regulatory Fee, State PUC Fee, Administrative Charge, State 911 Fee, Teleconnect Fund Surcharge, Lifeline Surcharge, Relay Service, and Communication Device Funds. We believe it is easier to pay these taxes and fees on behalf of the mobile subscriber and offer a simple plan that is predictable and consistent so the subscriber can set monthly and annual budgets for their Wireless Service. Our no contract all inclusive wireless plans provide convenience and eliminates the headache of trying to understand all of the telecommunications fees associated with mobile service. That's our responsibility not yours!

No Contract

PrepaYd Wireless provides no contract all inclusive mobile phone service. Pre-paid mobile service is the same quality as post-paid mobile, except you are not paying a monthly premium and you are not locked into a long-term service contract.

Guaranteed

PrepaYd Wireless is prepaid.  We provide prepaid wireless which means no contract commitments.  PrepaYd Wireless is available to any one that is at least 18 years or older and lives in the United States.  Because it's prepaid, there is no credit check to get wireless service from PrepaYd Wireless.

Financial Services

PrepaYd Wireless intends to offer cutting edge mobile financial services products. A mobile subscriber will be able to use our prepaid phones to send SMS bill payments.  A mobile subscriber will also be able to download mobile banking applications to their mobile device to check their banking account balance, share funds, pay bills or view statement activity from their financial institution.

Prepaid vs. Postpaid Phone Plans

Postpaid Phone Plans are the most common type of wireless subscriptions in the United States.   Post-Paid is the traditional Phone Contract offered by a major carrier, where they subsidize a new feature handset for a 2-year contract.  Postpaid plans offer the same quality service with higher average rates and invoice amounts.  Postpaid Phone Plans bill subscribers at the end of the month for their charges incurred.  Postpaid billing typically includes all tax and regulatory charges passed on to the subscriber.

Prepaid Phone Plans are the fastest growing segment in the wireless industry.  Prepaid phone plans charge the user before enabling service.  The service is the same quality as Postpaid except there is no contract required.  Handsets are only partially subsidized for subscribers and customers pay close to retail price on new handsets.  Prepaid Phone Plans typically include all tax and regulatory charges and there is no overage since service is prepaid. Many wireless customers, including the underbanked prefer prepaid wireless plans versus traditional postpaid wireless plans.

Prepaid offers customers flexibility of wireless service without credit checks, multi-year contracts, security deposits, early termination fees, or unnecessary voice minutes.  Sources say that over 60 million of the nearly 300 million wireless subscribers in this country have elected to go prepaid and this number continues to grow.

Our Prepaid Phone Plans

PrepaYd Wireless, Inc. is a Wireless Service Provider that intends to offer prepaid wireless phones and monthly service plans as an alternative to the traditional Postpaid Wireless Service Plans provided by major carriers. PrepaYd Wireless intends to offer Bank Freedom cardholder’s discounted wireless service plans if they pay their monthly wireless plan with a Bank Freedom card. In addition, PrepaYd Wireless intends to make all of its available phones and wireless plans compatible for mobile financial services. Wireless customers will be able to use mobile banking applications and perform mobile payments. PrepaYd recognizes the shift that is occurring from postpaid to prepaid and has positioned itself to offer prepaid wireless phones and service plans that meet the needs of this growing market segment.

Business Model and Strategy

Revenue for PrepaYd Wireless is intended to come from 6 different revenue streams:

1)

Mobile Airtime top ups and Monthly Service Plans

2)

Sales from Mobile Devices

3)

Mobile Phone Accessories

4)

Mobile Content

5)

Mobile Advertising and Marketing

6)

Mobile Financial Services.

The primary revenue source for PrepaYd Wireless will be from selling Monthly Service Plans and Mobile Airtime top ups.  Initially, PrepaYd Wireless intends to offer Monthly Service Plans for unlimited monthly usage; however PrepaYd Wireless intends to offer a Pay as You Go Model to less frequent users.

A secondary source of income is revenue generated from selling mobile devices.  Mobile device sales are a loss leader as devices need to be partially subsidized to be competitive and to incentivize new subscribers to initiate service.

Mobile accessories are very profitable items for wireless service providers which include sales of batteries, chargers, cases, protective screens, blue tooth devices and any other feature that can enhance or add additional protection to the mobile device.

Mobile Content includes revenue earned off of downloadable items which includes games, ringtones, wallpapers, applications, and various optional mobile subscriptions.

Mobile advertising and Marketing includes advertisements in the mobile web browsers and by adding native applications to the mobile devices.

Mobile financial services will include revenues generated from mobile payments, mobile commerce and mobile wallets.

Marketing

Our Value Proposition

•

Provide Wireless Service:  Provide Prepaid Phone Plans to the estimated 60 million people in the target demographic of the underbanked and underserved.

•

Guaranteed Approval:  Unlike postpaid contracts, there is no credit check or contract to establish service.

•

Predictable Monthly Expense:  In addition to providing affordability by providing competitive pricing, each monthly service plan is priced to include any taxes and regulatory charges for subscriber usage.  Taxes and regulatory charges are typically billed directly to subscribers on postpaid plans and include charges from State Public Utilities Commissions, E911 taxes and Universal Service Funds.

•

Mobile Payments:  We intend to provide innovative mobile payments in the prepaid wireless market.  Subscribers with Bank Freedom Cards can make payments via SMS by sending a text message to Bank Freedom when payment is due to top up for wireless service.  We intend to provide subscribers with Near Field Communication and Mobile Wallet applications and devices.

•

Customer Retention:  By providing additional service offerings to our prepaid debit card customers, customers will be less likely to switch service.  We have the ability to offer special rates to customers that use both our wireless and prepaid card products.

Competition

Prepaid Wireless competition includes Mobile Network Operators and Mobile Virtual Network Operators that provide prepaid wireless service.  The market has consolidated over the past few years with fewer entrants into the market.  Our competitors include Metro PCS, Tracfone, Simple Mobile, Cricket, AT&T Go Phone, H20 Wireless, Ready Mobile PCS, iWireless, and T-Mobile Prepaid.

Our Mobile Network Operator, Sprint, offers its own prepaid wireless service through its subsidiaries Boost Mobile and Virgin Mobile USA. Part of the reason we were able to receive an MVNO agreement with Sprint is because we understand the needs of the underbanked demographic and we possess the knowledge and experience to market and acquire these niche customers.  Our pricing with Sprint is competitive and we can price our products at a profit over Sprint’s brands of prepaid wireless service.  Boost Mobile was originally an MVNO of Nextel before being acquired by Nextel before the Sprint Nextel Merger.  Virgin Mobile USA was a Sprint MVNO before being acquired by Sprint in 2009.

Competing Mobile Network Operators include Metro PCS, Leap Wireless, AT&T Go Phone, T-Mobile Prepaid and Verizon Prepaid.  AT&T, Verizon, and T-Mobile can be major competitors of PrepaYd Wireless.  At the current time, PrepaYd Wireless is competitive with pricing and services offered by the other 3 major carriers.  The other 2 Mobile Network Operators, Metro PCS and Leap Wireless, offer competitive pricing but don’t have network coverage and service as many areas as Sprint’s network.

Operational Partnerships

Operationally, there are six key components we must have to issue prepaid phones.  These include:

Mobile Network Operator:  PrepaYd, Inc. has entered into a private label service agreement with Sprint to be our Mobile Network Operator for our Wireless Service. Through this agreement PrepaYd Wireless is now a Mobile Virtual Network Operator (MVNO) and will offer its own branded wireless devices and service using the Nationwide Sprint Network. Sprint offers a comprehensive range of wireless, wireline and mobile broadband communications services bringing the freedom of mobility to consumers, businesses and government users. Sprint served more than 49.9 million customers at the end of 2010 and is widely recognized for developing, engineering and deploying innovative technologies.

Mobile Virtual Network Enabler: PrepaYd, Inc. has partnered with a Mobile Virtual Network Enabler (MVNE) to provide back office support, billing and connectivity to Sprint to service our end users.  By leveraging their systems platform we are able to interconnect with Sprint, service customers through CRM, provide Online Customer Service Website, IVR phone support, and connect with our payment processors for our online shopping cart for phone sales, recurring billing, accepting airtime cards and bill payments.  The platform also allows us to conduct phone fulfillment, send outbound email and SMS communication with our subscribers and provides us with robust reporting and functionality to activate, deactivate and suspend subscribers.

Mobile Phone Distribution:  PrepaYd Wireless intends to engage a mobile phone distributor for phone purchases and fulfillment in the future.  The distributor will need direct connectivity with our MVNE for device fulfillment and relationships with Sprint and OEMs for storing inventory, phone fulfillment, warranty claims, returns, provisioning and branding handsets.  PrepaYd Wireless also uses Bank Freedom Business Solutions to provide Mobile Phone Distribution for smaller orders and for inventory storage and fulfillment.

Regulatory Compliance:  PrepaYd Wireless has engaged Compliance Solutions, Inc. to provide regulatory tax compliance for reporting to federal, state, and local jurisdictions.  Compliance Solutions reports and remits tax payments to state Public Utilities Commissions, Registered Agent Services, and Federal Communications Commission and to the Universal Service Fund.

Original Equipment Manufacturers:   PrepaYd Wireless has a handset purchasing agreement with Sprint to purchase Sprint Branded Devices and White Label devices already tested on the Nationwide Sprint Network.  PrepaYd Wireless also intends to engage Original Equipment Manufacturers (OEMs) for purchasing handsets. Through our relationship with Sprint, PrepaYd Wireless can engage existing OEMs that are working with Sprint to purchase and customize handsets with the PrepaYd Wireless brand or can acquire and purchase its own handset models to be tested for compatibility on the Nationwide Sprint Network.

Mobile Financial Services:  PrepaYd Wireless currently leverages Bank Freedom’s relationship with FIS Global for establishing bill payment services.   FIS Global currently has added PrepaYd Wireless as an electronic bill payment provider and is adding PrepaYd Wireless as an ebills merchant.  Ebills will let customers access their PrepaYd Wireless invoice and enroll in Auto Pay through online and mobile banking.  FIS Global has developed an SMS payment platform which enables Bank Freedom and other FIS Banking customers to send SMS messages to pay their bill.

Operations

Our operations consist of the following major groups.  They are:

Customer Service

PrepaYd Wireless uses the Bank Freedom Business Solutions Customer Service department for answering and handling customer service calls.  The customer service department is trained on troubleshooting devices, upselling customers on additional PrepaYd products and services and reporting network issues to Sprint.

Sales and Marketing

There are two types of PrepaYd Wireless Subscribers, Bank Freedom customers and PrepaYd Wireless exclusive subscribers.  To acquire Bank Freedom customers, we intend to engage in marketing campaigns by branding Everything PrepaYdSM by branding PrepaYd in our email communications, through our Bank Freedom consumer email alerts, through our email customer support, exit pages on our Bank Freedom Application Site, and through our Bank Freedom branded websites.

We intend to include marketing promotions via Bank Freedom card inserts, direct mail, SMS marketing, and through the Bank Freedom cardholder websites.  To acquire PrepaYd Wireless exclusive subscribers, we intend to perform online marketing advertisements through Pay Per Click (PPC), banner advertisements, and through mobile marketing websites.  We intend to cross sell our PrepaYd Wireless exclusive subscribers with a Bank Freedom issued prepaid card by offering discounts and incentives on wireless service.

Technical Support

PrepaYd, Inc. will leverage its existing employees to report issues to Sprint, Qualution Systems, and to any of our Operations Partners of any issues that are causing service interruption.  Bank Freedom Business Solutions will need to employ customer service representatives that are capable of troubleshooting devices.

Mobile Top Ups

Critical to our success is the continuing usage of our wireless service.  In order to create customer retention, we need subscribers to enroll in Auto Pay either through their Online Banking website, or through the PrepaYd Wireless IVR and Website.

Secondary Marketing

We engage in a persistent touch process that reminds the customers to prevent delays in service.  We send email and sms communications to our subscribers when payment due date is approaching, when payment was not received and to promote additional products and services which will add to the PrepaYd Wireless revenue stream.

ITEM 1A. RISK FACTORS

Not required by Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On October 4, 2011 we received comments from the Commission relating to our failure to file required reports under Section 13(a) of the Exchange Act.  Since January 2010 we have been in the process of correcting several issues that resulted from our previous auditor (See Item 9, below).  We have engaged a new independent public accounting firm, have completed our audits of fiscal years 2008, 2009 and 2010 and are in the process of becoming fully compliant with Section 13(a).

ITEM 2. PROPERTIES

PrepaYd, Inc. (f.k.a. Prepaid Card Holdings, Inc.), Bank Freedom Business Solutions and PrepaYd Wireless, Inc. corporate office currently operate in a 3,250 square foot office at 20251 S.W. Acacia Street #200 Newport Beach CA 92660.  The office is leased to PrepaYd, Inc for $4,062.50 per month in a lease expiring on December 31, 2013. The office is in good condition.  Currently there are 16 work stations and the ability to expand to 25 work stations.

Bank Freedom the Company’s wholly owned operating subsidiary currently operates in a 1,378 square foot space in an office located at 20251 S.W. Acacia Street #200, Newport Beach, CA, 92660.  The office is in good condition and has 11 work stations with the ability to add one additional station.  Bank Freedom has been renting this space since November 2008 from under a lease from L&J properties which expired in December, 2010 for $2,756.  The Company renewed the lease at a reduced cost of $1,722.50 a month through December 2012.

Bank Freedom Business Solutions, one of the Company’s wholly owned operating subsidiaries, currently operates the Company’s Bank Freedom and PrepaYd Wireless call centers in an office located at 20251 S.W. Acacia Street #220, Newport Beach, CA, 92660. The office is in good condition and has 17 work stations with the ability to add another 18.  Bank Freedom has been renting this 1,600 square foot space since April 28, 2011 from under a lease from L&J properties which expires in December 2012 for $2,000 a month and includes 5 months of free rent.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not in legal proceedings and knows of none that are pending or threatened.

We have recently resolved four legal disputes, as follows:

Processor

Our previous processor i2c Inc. sent us pass though bills totaling approximately $120,000 which we disputed for lack of documentation to support the pass through fees which was a requirement of our obligation to pay. We settled the dispute prior to arbitration for $60,000 which has been paid in full. We also had a contract with i2c, Inc.  that expired November 2010 with a $10,000 minimum monthly payment. We have subsequently upgraded processors and switched all our cardholders to our new platform however we found it necessary to keep the i2c. Inc platform live until June 2011 to keep in compliance with bank and card association rules.  As part of the settlement i2c, Inc. agreed to extend the agreement six months and reduce their $10,000 monthly minimum to $2,000 per month.  After June 2011 there was no further business conducted between the parties.

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

Robert Christiansen

The Company’s Executive Vice President of Business Development, Robert Christiansen was terminated by the Company on August 6, 2009. On September 10, 2009, the Company filed a lawsuit against Mr. Christiansen and on December 22, 2009, the Company settled the lawsuit. As part of the settlement, the Company received back 21,250,000 shares of its common stock held by Mr. Christiansen. Mr. Christiansen also held an option to purchase up to 63,750,000 options at $0.0001 per share from the Company’s CEO, Bruce Berman. Mr. Christiansen also released all rights to any of those unexercised options, and in exchange, the Company paid $15,000 to Mr. Christiansen.  Each party extended mutual releases. On January 15, 2010, the Company cancelled 21,250,000 shares of common stock received pursuant to the settlement of its lawsuit. In addition, Bruce Berman the Company’s Chief executive Officer granted from his personal stock holdings 63,750,000 options to four key members of the Company’s management team.

Vendor Dispute

During the year ended December 31, 2008, the Company had a dispute with one of its vendors over the amount of about $360,000.  On January 13, 2009, the Company agreed to a settlement of this dispute.  We have agreed to execute a note in the amount of $182,900 at 4% simple annual interest payable monthly over three years, whereby we will pay $5,399.64 a month. This amount was paid in full on December 13, 2011.

Other than the foregoing, the Company is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated by any party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted in United States markets by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “PPDC.”  There is no assurance that the common stock will continue to be traded on the Pink Sheets or that any liquidity exists for our shareholders.

Market Price

The following table shows the high and low per share price quotations of the Company’s common stock as reported by the Pink Sheets for the periods presented.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  The Pink Sheets market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of the common stock.  The periods presented represent fiscal quarters, with the fourth quarter of each year ending on December 31.

HIGH

LOW

Fiscal 2011

First Quarter

.059

.030

Second Quarter

.049

.025

Third Quarter

.050

.033

Fourth Quarter

.040

.031

Fiscal 2010

First Quarter

.015

.0019

Second Quarter

.015

.002

Third Quarter

.003

.004

Fourth Quarter

.059

.004

Fiscal 2009

First Quarter

.035

.01

Second Quarter

.13

.01

Third Quarter

.09

.04

Fourth Quarter

.021

.001

Fiscal 2008

First Quarter

0.17

0.06

Second Quarter

0.13

0.07

Third Quarter

0.16

0.04

Fourth Quarter

0.13

0.03

As of February 20, 2012, the Company had 1,000,000,000 shares of common stock authorized with 578,154,033 shares issued and outstanding and approximately 56,003,209 freely tradable shares in the public float.  These shares were held by approximately 356 shareholders of record and Company estimates by a total of approximately 425 beneficial shareholders.

Penny Stock Regulations

Our common stock is quoted in United States markets by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “PPDC.”  The sale price of our common stock has been less than $5.00 per share.  As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

Dividends

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not required by Smaller Reporting Companies,

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

Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Report, and their accompanying notes (the “Financial Statements”):

The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following plan of operation are quoted in United States dollars.

Liquidity and Capital Resources

Our liquidity requirements arise principally from our working capital needs, including the cost of goods and marketing costs.  Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, for the year ended December 31, 2010, the Company had a net loss of $489,565, and an accumulated deficit of $4,314,874.

Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to increase profits and raise external capital.  We raised $973,000 of equity in 2010 and $2,012,500 of equity in the first seven months of 2011.  Although we were successful in raising equity in the fall of 2010 and the first seven months of 2011, we will need to raise the money in this offering to meet our financial commitments to Sprint and other suppliers.

Pursuant to the private placement on September 7, 2010, The Company issued 500,000 shares of common stock as a finder’s fee to a third party for sale of Units offered.  The Common shares were valued at the par value of $0.001 per share with a corresponding offset to additional paid in capital.  In addition, the Company incurred legal, consulting, and marketing expenses amounting to $150,950 in fund raising under the private placement of September 7, 2010.  The Company recorded the fund raising costs amounting to $150,950 as an offset to additional paid in capital.

Results of Operations - 2010 vs. 2009

Revenues

During the year ended December 31, 2010, Bank Freedom’s prepaid card operations realized revenues of $832,898 which represents a decrease of 34% or $421,641 from $1,254,539 for the same period in 2009.  The decrease is the result of reduced marketing spending.  We expect our revenues from prepaid card services to increase as we have recently began increasing marketing efforts for our prepaid card products.

During the year ended December 31, 2010, merchant processing services realized revenues of $31,215, which represents a decrease of 92% or $351,756 from $382,971 for the same period in 2009.  The decrease is the result of Bank Freedom selling two of its existing merchant processing portfolios.

Cost of Sales

During the year ended December 31, 2010, we incurred $482,630 in costs directly attributed to our sales.  This represents a decrease of 33% or $233,409 over $716,039 realized in the same period in 2009.  The decrease is primarily due to the decrease in sales in 2010.  In 2010, Cost of Sales includes processing fees, and fulfillment costs.  We expect costs of sales to increase proportionally with prepaid card revenues going forward.

Expenses

During the year ended December 31, 2010, we incurred $923,777 in expenses from operations.  This represents a 39% or $580,063 decrease from $1,503,840 realized in the same period in 2009.  Expenses consisted of the following:

Operating Expenses	2010	2009	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$ 28,321	$ 106,342	(78,021)	(73%)
Professional fees	82,980	211,590	(128,610)	(61%)
Depreciation	2,294	464	1,830	394%
General and administrative	810,182	1,185,444	(375,262)	(32%)

Total operating expenses	923,777	1,503,840	(580,063)	(39%)

Sales and Marketing – Consist of internet marketing to potential cardholders using various online media buying and search engine optimization strategies, techniques, and methodology.  This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders.   The 73% decrease from 2009 is attributable to a much more aggressive marketing campaign in 2009.  We plan to increase our sales and marketing spending in 2011.

Professional Fees – Consist of accounting, legal and other professional fees.  The 61% decrease in professional fees is primarily due to significant professional fees associated with private offerings of common stock in 2009, and also due to the extraordinary situation regarding our auditor (see “Changes in and Disagreements with Accountants,” below).  We anticipate this expense will increase in 2011 as we have engaged a new auditor.

Depreciation – Consists of depreciation of property and equipment. We attribute the increase in depreciation to the acquisition of depreciable assets.

General and Administrative – Consists of insurance, office supplies and expense, payroll expenses and other miscellaneous expenses.  We believe the 32% decrease represents a general reduction in business activity in 2010, by reduction in staff and cost savings during the process of switching processors.

Results of Operations - 2009 vs. 2008

Revenues

During the year ended December 31, 2009, merchant processing services realized revenues of $382,971 and the Bank Freedom prepaid card realized revenues of $1,254,539 for a total of $1,637,510.  This represents an increase of 83% or $742,493 from $895,017 for the same period last year.  The increase is the result of the growth of both our prepaid card services and our merchant processing portfolio.

Cost of Sales

During the year ended December 31, 2009, we incurred $716,039 in costs directly attributed to our sales.  This represents an decrease of .6% or $4,630 over $720,669 realized in the same period last year.  In 2009, Cost of Sales included bank and MasterCard Association fees, merchant processing fees, and fulfillment costs.

Expenses

During the year ended December 31, 2009, we incurred $1,503,840 in expenses from operations.  This represents a 44% or $1,201,996 decrease from $2,705,836 realized in the same period last year.   Expenses consisted of the following:

Expenses:	2009	2008	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$ 106,342	$ 1,361,243	($1,254,901)	(92%)
Professional Fees	211,590	422,520	($210,930)	(50%)
Depreciation	464	928	$464	50%
General and Administrative	1,185,444	833,349	($352,095)	42%
Related Party - Rent Expense	-	87,796	($87,796)	(100%)
	$ 1,503,840	$ 2,705,836

Sales and Marketing – Consist of internet marketing to potential cardholders using various affiliate marketing channels and pay-per-click campaigns.  This category also includes direct mail, radio commercial production, radio air time, and printing expense necessary to attract new cardholders.   The 92% decrease from 2008 is attributable to the aggressive marketing campaign we conducted in 2008 as we rolled out our prepaid cards.  Sales and marketing will continue to fluctuate greatly due to the varying amount of time and money we commit to marketing from time to time.

Professional Fees – Consist of accounting, legal and other professional fees including the cost of the fair market value for the stock provided to investor representatives for investor referrals.  The 50% decrease in professional fees is primarily due to the costs of our private offering and registration statement in 2008.  We anticipate this expense remaining at or around its 2009 levels for the foreseeable future.

Depreciation – Consists of depreciation of property and equipment. We attribute the decrease in depreciation to the retirement of depreciable property and equipment in 2009.

General and Administrative – Consists of insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.  We believe the 42% increase represents fluctuations we expect to occur each year based on the varying needs of the Company

Related Party– Rent Expense – Consists of office space rental.  In 2009 we no longer leased office space from a related party, and do not anticipate incurring this expense in the future.

Significant Employee Changes

On January 29, 2009, Rick Galasieski was elected as a director of the Company and appointed as Vice President and Corporate Secretary of the Company.  On July 15, 2009, Mr. Galasieski was promoted to Senior Vice President.

On August 6, 2009, the Company terminated COO Robert Christiansen for cause.  On September 19, 2009, John Weber, Jr. resigned as a consultant to the Company and as head of the Company’s Accounting Advisory Board.  Mr. Weber was previously the Company’s Vice President of Finance, the principal financial officer of the Company.

On January 17, 2012, Josh Berman was unanimously elected to the Board of Directors of the Company. Josh Berman’s appointment was recommended and nominated by Rick Galasieski, PrepaYd’s non-related director.

On February 3, 2012, Rick Galasieski resigned as a Director and Officer of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Contingencies

At December 31, 2010, our contractual obligations were:

Payments Due by period:
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$ 608,314	$ 608,314	$	$ -	$ -
Operating Lease Obligations	$ 118,170	$ 69,420	$ 48,750	$ -	$ -
	$ 726,484	$ 677,734	$ 48,750	$ -	$ -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Financial Statements for the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009 (Restated)

Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009 (Restated)

Consolidated Statement of Stockholders’ Deficit for the Years ended December 31,

2010 and 2009 (Restated)

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and

2009 (Restated)

Notes to the Consolidated Financial Statements

F-39

Financial Statements for the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

F-57

Consolidated Balance Sheets at December 31, 2009 (Restated) and 2008 (Restated)

F-58

Consolidated Statements of Operations for the Years ended December 31, 2009

(Restated) and 2008 (Restated)

F-59

Consolidated Statement of Stockholders’ Deficit for the Years ended December 31,

2009 (Restated) and 2008 (Restated)

F-60

Consolidated Statements of Cash Flows for the Years ended December 31, 2009

(Restated) and 2008 (Restated)

F-61

Notes to the Consolidated Financial Statements

F-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PrepaYd, Inc.

We have audited the accompanying consolidated balance sheets of PrepaYd, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrepaYd, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the 2009 consolidated financial statements have been restated to correct errors in the consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 22, 2012

PREPAYD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS		Restated
Current Assets
Cash and cash equivalents	$ 377,376	$ 99,561
Accounts receivable, net	53,607	111,750
Prepaid expenses and other current assets	37,742	51,179
Total Current Assets	468,725	262,490

Property and Equipment, net	7,936	4,544
Other Assets
Deposits	5,000	10,000

Total Assets	$ 481,661	$ 277,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 273,830	$ 345,218
Accrued settlement	55,000	45,000
Deferred credit	-	14,500
Notes payable - related party, net	516,449	617,588
Notes payable	91,865	74,128
Total Current Liabilities	937,144	1,096,434

Long Term Liabilities
Notes payable	-	68,568
Total Long Term Liabilities	-	68,568

Total Liabilities	937,144	1,165,002

Stockholders' Deficit
Common stock - authorized 1,000,000,000 shares, $0.001 per share; issued and outstanding 452,154,033 and 397,904,033 as of December 31, 2010 and 2009, respectively	452,156	397,906
Common stock payable	73,000	15,000
Additional paid in capital	3,334,235	2,524,435
Accumulated deficit	(4,314,874)	(3,825,309)
Total Stockholders' Deficit	(455,483)	(887,968)

Total Liabilities and Stockholders' Deficit	$ 481,661	$ 277,034

The accompanying notes are an integral part of these audited consolidated financial statements.

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009
		Restated
Revenues
Card operations	$ 832,898	$ 1,254,539
Processing services	31,215	382,971
Total revenues	864,113	1,637,510

Cost of sales	482,630	716,039

Gross Profit	381,483	921,471

Operating Expenses
General and administrative expense	921,483	1,503,376
Depreciation	2,294	464
Total operating expenses	923,777	1,503,840

Income (Loss) from Operations	(542,294)	(582,369)

Non-Operating Income (Expense)
Interest income	147	204
Interest expense	(99,279)	(55,585)
Other income	157,287	179,899
Total non-operating income (expense)	58,155	124,518

Loss Before Income Taxes	(484,139)	(457,851)

Provision for income taxes	5,426	3,243

Net Loss	$ (489,565)	$ (461,094)

Net Loss per common share- basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding during the period - basic and diluted	397,479,375	401,405,403

The accompanying notes are an integral part of these audited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Payable	Paid in Capital	Deficit	Total

Balance - December 31, 2008 (Restated)	403,904,033	$ 403,906	-	$ 2,051,984	$ (3,364,215)	$ (908,325)
Exercise of options for cash	-	-	-	-	-	15,000
Stock repurchase	(6,000,000)	(6,000)	-	(54,000)	-	(60,000)
Stock based compensation	-	-	-	526,451	-	526,451
Net Loss	-	-	-	-	(461,094)	(461,094)
Balance - December 31, 2009 (Restated)	397,904,033	$ 397,906	$ 15,000	$ 2,524,435	$ (3,825,309)	$ (887,968)

Exercise of options for cash	15,000,000	15,000	(15,000)	-	-	-
Stock cancellation	(21,250,000)	(21,250)	-	21,250	-	-
Stock issued for cash	60,000,000	60,000	73,000	840,000	-	973,000
Stock issued for finder shares	500,000	500	-	(500)	-	-
Cash paid for finders fees and equity costs	-	-	-	(150,950)	-	(150,950)
Debt discount on convertible notes	-	-	-	100,000	-	100,000
Net Loss	-	-	-	-	(489,565)	(489,565)
Balance - December 31, 2010	452,154,033	$ 452,156	$ 73,000	$ 3,334,235	$ (4,314,874)	$ (455,483)

The accompanying notes are an integral part of these audited consolidated financial statements.

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities		Restated
Net Loss	$ (489,565)	$ (461,094)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	2,294	464
Amortization of debt discount	47,634	-
Stock based compensation	-	526,451
Loss (Gain) on settlement	(57,287)	9,200
(Increase) decrease in current assets
Accounts receivable	58,143	5,976
Prepaid expenses and deposits	13,437	(17,471)
Other assets	5,000	-
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	(14,101)	(108,800)
Accrued settlement	10,000	-
Deferred credit	(14,500)	14,500
Net Cash Used In Operating Activities	(438,945)	(30,774)

Cash Flows From Investing Activities
Purchase of property and equipment	(5,686)	(3,511)
Net Cash Used in Investing Activities	(5,686)	(3,511)

Cash Flows From Financing Activities
Cash proceeds from issuance of common stock, net	973,000	-
Proceeds from exercise of warrants	-	15,000
Payments for capitalized equity costs	(150,950)	-
Payments on share repurchase	-	(60,000)
Borrowing on debt	100,000	235,659
Principal payments on note payable - related party	(199,604)	(139,604)
Net Cash Provided By Financing Activities	722,446	51,055

Net Increase (decrease) in cash and cash equivalents	277,815	16,770

Cash and Cash Equivalents - Beginning Balance	99,561	82,791

Cash and Cash Equivalents - Ending Balance	$ 377,376	$ 99,561

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2010	2009
		Restated
Non cash items
Discount on notes payable	100,000	-
Share Cancellation	21,250	-
Shares issued for finders fees	500	-

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

PrepaYd, Inc., formerly Prepaid Card Holdings, Inc., formerly Berman Holdings, Inc. (the "Company"), was incorporated under the name Nately National Corporation in the state of Nevada on October 8, 1986 and then changed its name to National Health Care Alliance, Inc.  The Company was dormant until October 11, 2007 when it acquired Berman Marketing Group, a wholly-owned subsidiary as its operating business. In October 2007, the name of the Company was changed from National Health Care Alliance, Inc. to Berman Holdings, Inc. In March 2008, the Company acquired Merchant Processing International, Inc. from a related party, and it became a wholly-owned subsidiary of the Company. In May 2008, the Company changed its name to Prepaid Card Holdings, Inc., and in April 2011, the Company changed its name to PrepaYd, Inc.

The Company provides its own brand of prepaid debit cards and general-purpose reloadable ("GPR") debit cards primarily to under-banked consumers in the United States. The Company's GPR products may be used wherever credit or debit cards are accepted to purchase goods and services or to withdraw cash via automatic teller machine (“ATM”).  The Company earns Net Interchange revenue as a percentage of the volume of transactions customers made with the Company’s GPR cards, monthly fees charged to the customers and various ATM use and other transaction fees.  In 2009, the Company provided merchant processing services that enable retailers throughout the United States to accept various brands of debit and credit cards.  The Company earned commissions from the volume of credit and debit card sales conducted at those retailers. The Company dramatically scaled back its merchant processing operation in 2010.

The Company currently trades under the symbol PPDC.PK on Pink OTC Markets Inc. which provides the leading inter-dealer electronic quotation and trading system in the over-the-counter (OTC) securities market.

Basis of Presentation/Going Concern

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

Principles of Consolidation

The consolidated financial statements include the accounts of PrepaYd, Inc. and its wholly-owned subsidiaries Berman Marketing Group, Inc. and Merchant Processing International, Inc. All material inter-company balances and transactions have been eliminated on consolidation. The acquisition of

Merchant Processing International, Inc. has been accounted for as a transfer of assets under common control, and accordingly is accounted for in all periods presented.

Stock Based Compensation

FASB ASC 718 " Compensation - Stock Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation, the Company recognizes an expense in accordance with FASB ASC 718 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.  Stock based compensation expense was $0 for the year ended December 31, 2010 compared to $526,451 for the year ended December 31, 2009.

Use of Estimates

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

Fair Value of Financial Instruments

The accounting standards regarding disclosures about fair value of financial instruments defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, other current assets, accounts payable, accrued interest and due to related party. As of December 31, 2010 and 2009, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximate the carrying values presented in the Company’s Consolidated Balance Sheets because of the short term nature of these instruments.

As of December 31, 2010 and 2009 the amount due to related parties and related accrued interest were term loan borrowings having an annual interest at 7.25%. The estimated fair value of the Company’s outstanding term loan borrowings approximated the carrying value based on prevailing market rate for borrowers with similar ratings and maturities.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by FASB ASC 470-20-25 Debt with Conversion Options Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital.

The value of the proceeds received from a convertible note is allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) using the effective interest method and is credited to interest expense.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit. There are no cash equivalents for the years ended December 31, 2010 and 2009.

Accounts Receivable, Net

Accounts receivable is comprised principally of processing fees and charges from amounts transacted for the previous month with an issuing bank, trade accounts receivable and other receivables. Receivables due from card issuing banks represent revenue-related funds that have yet to be remitted to us.  These receivables are generally collected within a short period of time based on remittance terms in our agreements with the card issuing banks.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company records an allowance when it becomes probable that a receivable will not be collected, and receivables are written off against the allowance when management makes the determination to cease collection efforts. The allowance for doubtful accounts was $0 in the years ended December 31, 2010 and 2009.

Prepaid Card Supply

Prepaid card supply consists of costs incurred primarily for purchasing card stock, embossing, encoding and packaging the GPR cards.  These costs are expensed to direct operating costs within the Consolidated Statements of Operations as the cards are shipped from the Company’s fulfillment warehouses into the distribution channel or to customers.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Revenue Recognition

The Company recognizes revenues both from GPR card operations and from merchant processing services.  Revenues from GPR card operations include Net Interchange fees, monthly fees, ATM fees and other transaction fees which are based on activity and/or card usage.  Revenues resulting from the service fees charged to cardholders are recognized when the fees are charged and the earnings process is essentially complete.  For merchant processing services, the Company earns commission revenues from a portion of the net interchange fees remitted by the merchants when customers make purchases with any debit or credit cards.

The Company recognizes revenue when the price is known, and there is persuasive evidence that an arrangement exists, the product is sold or the service is performed and collectability is reasonably assured.  We report our different types of revenue on a gross or net basis based on our assessment of whether we act as a principal or agent in the transaction.  To the extent that we act as a principal in the transaction, we report revenues on a gross basis.  In concluding whether or not we acted as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue generating agreements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, and various other factors.  For all of our revenue generating activities involving GPR cards, we recognize revenues on a net basis.  The interchange revenues earned from our merchant processing business are also reported on a net basis.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has determined that the net deferred tax asset does not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Basic and Diluted Net Income/(Loss) Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented.  In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted these provisions effective January 1, 2010, and they did not have a material impact on the Company's disclosures.

In February 2010, the FASB issued an amendment to the guidelines on accounting for subsequent events. The amendment clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and did not have an impact on the consolidated financial statements.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company is indebted to its Chief Executive Officer pursuant to the acquisition of Merchant Processing International, Inc., an entity which was previously owned by the Chief Executive Officer.  The Company executed a promissory note with its Chief Executive Officer for a principal sum of $750,000 bearing interest at 7.25% per annum and the balance due in monthly payments of $31,250 until paid in full.  During 2010 and 2009, the Company made monthly payments that were less than $31,250 or made no monthly payment. Effective April 1, 2010, The Company amended the Promissory Note with the Company’s Chief Executive Officer and principal shareholder.  Under the terms of the restructured note, the Company reduced the monthly payment to $12,952 and the maturity date was extended to May 1, 2013 or until paid in full.  The principal amount outstanding on the promissory note was $492,096 and $617,588 at December 31, 2010 and 2009, respectively and accrued interest on the related party note was $76,240 and $54,171 at December 31, 2010 and 2009, respectively.

In December 2009, the Company reduced the exercise price of 15,000,000 options issued to Mr. Rick Galasieki, the Company’s former Senior Vice President, from $0.025 to $0.001and Mr. Galasieski exercised these options for $15,000 cash. (See Note 7 – Equity Transactions, Options and Warrants).

The Company’s Chief Executive Officer was paid $114,653 and $72,292 for the years ending December 31, 2010 and 2009, respectively.

On April 2, 2010, the Company executed a Revolving Promissory Note with then Senior Vice President and Director, Rick Galasieski, with a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. The Company also agreed to grant 5,000,000 stock warrants at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company.  The Company drew $20,000 and $30,000 against the revolving credit line in April and May of 2010.  The principal balance of the revolving promissory note was $50,000 at December 31, 2010.  The Company made monthly interest payments and repaid the principal balance on April 14, 2011.  The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.70%, volatility of 450.72% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%.  The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method.  The balance of the remaining discount as of December 31, 2010 was $25,647.

Josh Berman, who was elected to PrepaYd’s Board of Directors on January 18, 2012, is the son of PrepaYd’s Chief Executive Officer and Director Bruce Berman.  Josh Berman’s appointment was recommended and nominated by Rick Galasieski, PrepaYd’s non-related director.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company has accounts receivable from its issuing banks on the amounts transacted for the previous month consisting of processing fees and charges. Accounts receivable consist of:

	December 31,
	2010	2009
MetaBank	$ 53607	$ 77735
Transfirst	-	-
Spectrum Merchant Services	-	15,286
Mastercard	-	18101
GreenDot	-	628
Total	$ 53,607	$ 11750

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Furniture, fixtures & equipment	$ 13,820	$ 9,034
Less: Accumulated depreciation	(5,884)	(4,490)
Property and equipment, net	$ 7,936	$ 4,544

Depreciation expense for the twelve months periods ended December 31, 2010 and 2009 was $2,294 and $464, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
Trade Payables	$ 146,552	$ 241,359
Credit Cards	-	2,748
Accrued Expenses	51,940	46,940
Accrued Interest	75,969	54,171
Total	$ 273,830	$ 345,218

NOTE 6 - NOTES PAYABLE

Note Payable - Related Party

Pursuant to the acquisition of Merchant Processing International, Inc., an entity which was owned by the majority stockholder of the Company, the Company executed a promissory note with its President for a principal sum of $750,000 bearing interest at 7.25% per annum, with interest only payments for three months and the balance due in monthly payments of $31,250 until paid in full.  During 2009, the Company made monthly payments that were less than $31,250 or made no monthly payment. Effective April 1, 2010, The Company amended the Promissory Note with the Company’s Chief Executive Officer and principal shareholder.  Under the terms of the restructured note, the Company reduced the monthly payment to $12,952 and the maturity date was extended to May 1, 2013 or until paid in full.  The principal amount outstanding on the promissory note was $492,096 and $617,588 at December 31, 2010 and 2009, respectively.

On April 2, 2010, the Company executed a Revolving Promissory Note with then Senior Vice President and Director, Rick Galasieski, with a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. The Company also agreed to grant 5,000,000 stock warrants at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company. The Company drew $20,000 and $30,000 against the revolving credit line in April and May of 2010.  The principal balance of the revolving promissory note was $50,000 at December 31, 2010.  The Company made monthly interest payments and repaid the principal balance on April 14, 2011.  The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.70%, volatility of 450.72% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%.  The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method.  The balance of the remaining discount as of December 31, 2010 was $25,647.

Notes Payable - Others

On March 3, 2010, the Company received in cash $50,000 from a third party and executed a Convertible Promissory Note to pay the principal sum of $50,000 for a one year term. The term of maturity of the Convertible Promissory Note is one year and interest rate is 12% simple interest per annum. The

Company also agreed to grant 5,000,000 stock warrants at an exercise price of $0.01 per share as consideration for making this loan available to the Company. The principal balance of the convertible promissory note was $50,000 at December 31, 2010.  The Company made monthly interest payments and repaid the principal balance on March 11, 2011.  The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.34%, volatility of 460.04% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%.  The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method.  The balance of the remaining discount as of December 31, 2010 was $26,719.

The Company is indebted to a third party vendor for the purchase of marketing services.  The $182,890 original principal balance of the note, bearing annual interest at 4%, will be paid in monthly payments of $5,400 over 36 months, beginning in February 2009.  The principal balance outstanding at December 31, 2010 and 2009 amounted to $68,584 and $129,299, respectively.  Interest expense on this third party debt was $4,226 and $5,805 in 2010 and in 2009, respectively.

On March 17, 2009, the Company became indebted to a third party vendor for the purchase of internet advertising services in the amount of $52,769. The principal balance of the note, bearing annual interest at 4%, was paid in monthly payments of $5,805 over 12 months.  The principal balance outstanding at December 31, 2010 and 2009 amounted to $0 and $13,397, respectively.  Interest expense on this third party debt was $90 and $1,067 in 2010 and 2009, respectively.

Principal payments on notes payable due in subsequent fiscal years ending December 31 are as follows:

2011	$ 118,584
2012	$ -
2013	$ -
2014	$ -
2015	$ -

Total principal payments are $118,584.

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

The Company cancelled 6,000,000 shares pursuant to the terms of a settlement with Mr. Robert K. McBride and Mr. Bruce Barton, former officers of the Company, on August 3, 2009, resulting from a June 20, 2009 law suit pertaining to a note payable issued in 2005.  (See Note 10 – Commitments and Contingencies)

During 2010, the Company issued 75,500,000 shares of stock and cancelled (21,250,000) shares for a net increase of (54,250,000) shares. Of the shares issued, 60,000,000 were purchased for $900,000 in cash, 500,000 shares were issued for finder’s shares with a par value of $500 and a corresponding offset to additional paid in capital and, 15,000,000 shares were issued for $15,000 cash upon the exercise of warrants by an officer and director, previously recorded as a stock payable at December 31, 2009.

The (21,250,000) shares were canceled on January 15, 2010, pursuant to the settlement of a September 10, 2009 lawsuit with the Company’s former Chief Operating Officer and Executive Vice President of Business Development, Robert Christiansen.  (See Note 10 – Commitments and Contingencies)

The Company initiated a private placement on September 7, 2010, offering up to 40 Units to accredited investors, each Unit consisting of 5,000,000 shares of the Company’s common stock.  The offering price for each Unit was $75,000 or $0.015 per share and the offering period was through November 30, 2010 unless extended by the Company to a date not later than December 31, 2010.  The Company closed the private placement on December 31, 2010.  The Company received cash in the amount of $973,000, as of December 31, 2010 of which $900,000 was recorded as common stock and $73,000 was recorded as a common stock payable of two different half units with stock to be issued upon receipt of an additional $2,000 under one of the half Unit subscriptions.  The additional $2,000 against one subscription was received and deposited in January of 2011, and the additional 5,000,000 shares of common stock were issued in 2011.

Pursuant to the private placement on September 7, 2010, The Company issued 500,000 shares of common stock as a finder’s fee to a third party for sale of Units offered.  The Common shares were valued at the par value of $0.001 per share with a corresponding offset to additional paid in capital.  In addition, the Company incurred legal, consulting, and marketing expenses amounting to $150,950 in fund raising under the private placement of September 7, 2010.  The Company recorded the fund raising costs amounting to $150,950 as an offset to additional paid in capital.

Options and Warrants

In 2009, the Company issued 5,000,000 stock options to the Senior Vice President, a total of 500,000 options to two key employees (250,000 options each). The Senior Vice President’s options vest in one year, and are exercisable for five years at an exercise price of $0.025.  Also in 2009, 19,031,250 Series A warrants, 18,750,000 Series B warrants and 250,000 of the options issued to a key employee expired.

In December 2009, the Company reduced the exercise price of 15,000,000 options previously issued to Mr. Rick Galasieski, the Company’s former Senior Vice President from $0.025 to $0.001 and Mr. Galasieski exercised these options for $15,000 cash. The Company recorded stock based compensation $1,943 in the year ended December 31, 2009 related to the incremental compensation cost of the modification as calculated using the Black-Scholes model.

On March 3, 2010, the Company granted 5,000,000 stock warrants to a third party investor at an exercise price of $0.01 per share as partial consideration for making a $50,000 loan available to the Company. The warrants vested immediately and are exercisable over five years. The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.34%, volatility of 460.04% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%.  The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method.  The balance of the remaining discount as of December 31, 2010 was $26,719.

On April 2, 2010, the Company granted Senior Vice President and Director, Rick Galasieski, 5,000,000 stock warrants at an exercise price of $0.01 per share as partial consideration for making a $50,000 revolving line of credit available to the Company. The warrants vested immediately and are exercisable over five years. The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.70%, volatility of 450.72% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%.  The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method.  The balance of the remaining discount as of December 31, 2010 was $25,647.

Pursuant to the terms of the settlement of the law suit filedon September 10, 2009 against its former Chief Operating Officer and Executive Vice President of Business Development, Robert Christiansen, Mr. Christiansen surrendered his option to purchase up to 63,750,000 shares of the personal holdings of Mr. Bruce Berman, the Company’s Chief Executive Officer, at an exercise price of $0.0001 per share from the personal holdings of the Company's CEO, Bruce Berman for $15,000 cash. Subsequently, the Company's Chief Executive Officer granted from his personal stock holdings, 63,750,000 options to four key members of the Company's management team.

In 2010, 187,500 Series A Warrants, 4,312,500 Series B Warrants and 250,000 Warrants issued to a key employee expired.  The Company had a total of 10,250,000 and 4,750,000 options and warrants outstanding at December 31, 2010 and 2009, respectively, as depicted in the following schedule:

Options & Warrants
	Series A	Series B	Other	Total

Balance at 12/31/2008	19,218,750	23,062,500	10,000,000	52,281,250

2009
Issued	-	-	5,500,000	5,500,000
Exercised	-	-	(15,000,000)	(15,000,000)
Expired	(19,031,250)	(18,750,000)	(250,000)	(38,031,250)

Balance at 12/31/2009	187,500	4,312,500	250,000	4,750,000

2010
Issued	-	-	10,000,000	10,000,000
Exercised	-	-	-	-
Expired	(187,500)	(4,312,500)	-	(38,031,250)
Balance at 12/31/2010	-	-	10,250,000	10,250,000

The fair value of the Company’s 2010 and 2009 grants of options and warrants were estimated using a Black-Scholes option pricing model and the following assumptions:

	2010	2009
Discount rate	1.34 – 1.70%	1.64%
Expected dividend yield	0.00	0.00
Expected option life	3 yrs.	3 yrs.
Expected stock price volatility	450.72 - 460.04%	417.67%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of other options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  Option expense was $0 and $526,451 at December 31, 2010 and 2009, respectively.

NOTE 8 – OTHER INCOME

The Company recorded other income of $157,287 and $179,899 for the year ended December 31, 2010 and 2009, respectively.  Other income in the year ended December 31, 2010 included $100,000 of income related to the sale of a merchant processing portfolio to Valico, and gains on legal settlements of $35,307, $12,207 and $9,273 on litigation with a prior processor, a law firm and a vendor of online based research services, respectively.

Other income in the year ended December 31, 2009 included $274,835 of income related to the sale of a merchant processing portfolio to Solveras, Inc., less $85,736 of commission expenses paid to Solveras agents, $15,000 of expenses related to the settlement of the litigation involving its former Chief Operating Officer and Executive Vice President of Business Development, Robert Christiansen, and $5,800 of other income.

NOTE 9 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented.  In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

Weighted average number of shares used to compute basic and diluted income (loss) per share is the same since the effect of potentially dilutive securities is anti-dilutive for the periods presented.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On July 2, 2009, the Company entered into a five (5) year marketing support agreement with a major Card Association ("Association") to offer their prepaid cards to the Company's customers in a preferred manner with no less than 70% of the company's cards issued bearing the Association's brand. In consideration for offering the prepaid cards in a preferred manner, the Association provided a non-returnable sign-on bonus of $50,000 and agreed to provide marketing support of up to $150,000 for the Company's actual out-of-pocket expenses during the term of the agreement and subject to certain performance criteria. In addition, the Association agreed to provide financial incentives to the Company based on achieving future processing volumes. To the extent that the entire value of marketing support is not used during the term of the agreement, any unused marketing support will be forfeited and the Company shall refund to the Association such unused amount of marketing support. On August 27, 2009, the Company received $200,000 of which $50,000 was a sign-on bonus and recorded it as revenues in the accompanying financial statements for the year ended December 31, 2009. During the year ended December 31, 2009, the Company incurred expenses of $135,500 in marketing support expense that was offset against the $150,000 received from the Association. The Company recorded in the accompanying financial statements at December 31, 2009 a deferred liability for the remaining $14,500 unused marketing support fund received from the Association. In addition, based on its processing volume the Company earned $18,101 of financial incentives from the Association during the year ended December 31, 2009 which the Company will receive on the 1st anniversary of the execution of the agreement. Each subsequent year's marketing incentives will be paid to the Company on the respective anniversary date. The Company has recorded $0 and $18,101 as accounts receivable from the Association as of December 31, 2010 and 2009, respectively.

The Company is indebted to a third party vendor for the purchase of marketing services. The principal balance of the note, bearing annual interest at 4%, is being paid in monthly payments of $5,400 until January 2012.  The principal balance outstanding at December 31, 2010 and 2009 amounted to $68,568 and $129,299.  Interest expense on this third party debt was $4,065 and $5,805 in 2010 and in 2009, respectively.

In November 2009, the Company became engaged in a dispute with the Company’s primary Processor involving the value of service charges from January 1, 2008 to September 30, 2009. In November 2009, the Company received an invoice from its Processor for $92,945 for service charges covering the period from January 1, 2008 to September 30, 2009. Subsequently, the Processor sent a revised invoice for services for $107,984 with no details of the time period covered. The Company disputed these charges and filed civil action against the Processor for unlawful business practices and intentional interference of contractual relationships.  The Company has made an accrual for this contingent liability in the 2009 financial statement in the amount of $97,283. On November 24, 2010, the Company settled its dispute with the Processor for $60,000.  The Company paid $25,000 of the settlement in 2010 and the remaining $35,000 is presented in the Company’s financial statements as an accrued settlement as of December 31, 2010.

Pursuant to the terms of a settlement with Mr. Robert K. McBride and Mr. Bruce Barton, former officers of the Company, on August 3, 2009, resulting from a June 20, 2009 law suit pertaining to a note payable issued in 2005, the Company agreed to pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company’s common stock.  Additionally, a convertible note issued in 2005 to Mr. McBride in the amount of $50,000 which is convertible into 400,000 shares of non-reversible stock, was agreed to be reduced to 300,000 shares of non-reversible stock. Additionally, Mr. McBride and Mr. Barton released all claims against the Company and its officers and directors, Bruce Berman, Merchant Processing International and Berman Marketing Group.  Pursuant to this settlement, Messrs. McBride and Barton were paid $10,000 and $30,000 in the years ending December 31, 2010 and 2009, respectively,  and recorded an accrued settlement balance of $20,000 and $30,000 is recognized in the Company’s financial statement at December 31, 2010 and 2009, respectively.   The Company also cancelled the 6,000,000 shares repurchased from Messrs. McBride and Barton in 2009.  The Company has not been able to locate either Messrs. McBride or Barton and their attorney, since April 2010.

The Company has commitments under operating lease agreements, principally commitments for office space which extends through December 31, 2013. Where a lease contains an escalation clause or a concession, rent expense is recognized using the straight-line method over the term of the lease. Rent expense for the years ending December 31, 2009 and 2008 was $69,420 and $69,420, respectively.

At December 31, 2010, future minimum operating lease commitments under non-cancelable lease are as follows:

2011	$ 69,420
2012	$ 48,750
2013	$ -
2014	$ -
2015	$ -

Total minimum payment under the terms of all lease obligations is $118,170.

NOTE 11 - INCOME TAXES

Income tax for the years ended December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009
Current:
Federal	$ -	$ -
State	5,426	3,243
Deferred Taxes	-	-
	$ 5,426	$ 3,243

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31,
	2010	2009
Tax expense (credit) at statutory rate - federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forward	$ 1,371,619	$ 1,194,847
Total gross deferred tax assets	1,371,619	1,194,847
Less: Valuation allowance	(1,371,619)	(1,194,847)
Net deferred tax assets	$ -	$ -

At December 31, 2010, the Company had net operating loss carry forwards of $3,429,048 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2022. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.  This Company has no uncertain tax positions.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $4,314,874 a working capital deficiency of $468,419, and recorded a net loss of $489,565 for the year ended December 31, 2010. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2010 towards (i) expanding the Company's Card operations business, (ii) further streamlining and reducing costs, (iii) improving its distribution and marketing methods, (iv), settling lawsuits and disputes, (v) reevaluating vendor relationships and (vi) obtaining additional equity financing.

NOTE 13 –RESTATEMENT

The Company has determined that its previously issued consolidated financial statements for the year ended December 31, 2009 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods, including (1) the recording of revenue on a gross versus net basis, (2) the recording of beneficial conversions features on convertible notes payable and the associated amortization of the resulting discounts, (3) the valuation of shares issued for services and compensation, (4) the valuation and recognition of expense for stock options issued for compensation, (5) the recording of modifications made to the terms of previously granted stock options, and (6) the proper cutoff of revenue and expenses. A summary of the changes made is listed below.

CONSOLIDATED BALANCE SHEETS

	As reported	Adjustments	As Restated
Current Assets
Cash and cash equivalents	$ 100,283	$ (722)	$ 99,561
Accounts receivable, net	200,990	(89,240)	111,750
Prepaid expenses and other current assets	41,630	9,549	51,179
Total Current Assets	342,903	(80,413)	262,490

Property and Equipment, net	5,583	(1,039)	4,544
Other Assets
Deposits	10,000	-	10,000

Total Assets	$ 358,486	$ (81,452)	$ 277,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 282,256	$ 62,962	$ 345,218
Common stock to be issued	15,000	(15,000)
Accrued settlement	-	45,000	45,000
Deferred credit	52,825	(38,325)	14,500
Notes payable - related party, net	340,585	277,003	617,588
Notes payable	74,128	-	74,128
Total Current Liabilities	764,794	331,640	1,096,434

Long Term Liabilities
Notes Payable – related party	277,003	(277,003)
Notes payable	68,568	-	68,568
Total Long Term Liabilities	345,571	(277,003)	68,568

Total Liabilities	1,110,365	54,637	1,165,002

Stockholders' Deficit
Common stock - authorized 1,000,000,000 shares, $0.001 per share; issued and outstanding 452,154,033 and 397,904,033 as of December 31, 2010 and 2009, respectively	397,904	2	397,906
Common stock payable	-	15,000	15,000
Additional paid in capital	2,063,597	460,838	2,524,435
Accumulated deficit	(3,213,379)	(611,930)	(3,825,309)
Total Stockholders' Deficit	(751,879)	(136,090)	(887,968)

Total Liabilities and Stockholders' Deficit	$ 358,486	$ (81,453)	$ 277,034

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported	Adjustments	As Restated
Revenues
Card operations	$ 1,681,454	$ (426,915)	$ 1,254,539
Processing services	697,263	(314,292)	382,971
Total revenues	2,378,717	(741,207)	1,637,510

Cost of sales	668,066	47,973	716,039

Gross Profit	1,710,651	(789,180)	921,471

Operating Expenses
General and administrative expense	1,495,992	7,384	1,503,376
Depreciation	2,349	(1,885)	464
Total operating expenses	1,498,341	5,499	1,503,840

Income (Loss) from Operations	212,310	(794,679)	(582,369)

Non-Operating Income (Expense)
Interest income	207	(3)	204
Interest expense	(49,261)	(6,324)	(55,585)
Other income	34	179,865	179,899
Total non-operating income (expense)	(49,019)	173,538	124,518

Income (Loss) Before Income Taxes	163,291	(621,141)	(457,851)

Provision for income taxes	3,188	55	3,243

Net Income (Loss)	$ 160,103	$ (621,196)	$ (461,094)

Net Income (Loss) per common share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares outstanding during the period - basic and diluted	402,548,391	(1,142,988)	401,405,403

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Loss	$ 160,103	$ (621,197)	$ (461,094)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	2,349	(1,885)	464
Stock based compensation	-	526,451	526,451
Loss (Gain) on settlement	-	9,200	9,200
(Increase) decrease in current assets
Accounts receivable	(121,519)	127,495	5,976
Prepaid expenses and deposits	(8,530)	(8,941)	(17,471)
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	7,389	(116,189)	(108,800)
Deferred credit	52,825	(38,325)	14,500
Net Cash Used In Operating Activities	92,618	(123,391)	(30,774)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,512)	1	(3,511)
Net Cash Used in Investing Activities	(3,512)	1	(3,511)

Cash Flows From Financing Activities
Proceeds from exercise of warrants	-	15,000	15,000
Payments on share repurchase	-	(60,000)	(60,000)
Borrowing on debt	-	235,659	235,659
Principal payments on note payable - related party	(86,834)	(52,770)	(139,604)
Cash proceeds from issuance of common stock, net	15,000	(15,000)
Net Cash Provided By Financing Activities	(71,834)	122,889	51,055

Net Increase (decrease) in cash and cash equivalents	17,272	(501)	16,770

Cash and Cash Equivalents - Beginning Balance	83,011	(220)	82,791

Cash and Cash Equivalents - Ending Balance	$ 100,283	$ (722)	$ 99,561

NOTE 14 -SUBSEQUENT EVENTS

Bank Freedom signed an agreement on January 4th, 2011 with Bancorp Inc. to issue our branded prepaid cards. Bank Freedom began issuing cards on May 1, 2011 under that agreement and as of August 30, 2011 100% of Bank Freedom issued cards were all issued under that agreement.

In March of 2011, the Company entered into a multi-year private label services agreement with Sprint under which PrepaYd, Inc. will become a Mobile Virtual Network Operator and be able to provide its own branded wireless services using the nationwide Sprint Network.  The Company formed a new wholly-owned subsidiary, PrepaYd Wireless, Inc., on April 27, 2011 and all wireless phone operations will be conducted through this subsidiary.

In May 2011, the Company acquired a non-exclusive license from a third party vendor to utilize proprietary wireless communications customer relations management software.  The license is for a one year term with automatic annual renewals.

On January 10, 2011 the Company issued 5,000,000 shares for $73,000 cash received in 2010.

Between February and August 2011, the Company issued 80,500,000 shares of common stock for $2,012,500 cash.

On June 10, 2011, a key employee holding 250,000 options issued in 2009 resigned and the options expired, six months later, in December 2011.

Between June and September of 2011, the Company purchased over $107,000 of wireless phones.

Between October 10, 2011 and December 31, 2011, the Company received $500,000 and issued 19,500,000 shares during that time period and issued another 500,000 shares on January 20, 2012.  Between January 1, 2012 and January 31, 2012, the Company received an additional $512,500and issued another 20,500,000 shares during that time period.

On January 18, 2012, PrepaYd’s Board of Directors voted to set the number of directors on the Board to three.  Rick Galasieski nominated Josh Berman to the Board, and the Board voted to appoint Josh Berman to the vacant position.

On February 3, 2012 Rick Galasieski resigned as a director and officer of the Company.

There were no additional significant subsequent events through the date the financial statements were issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PrepaYd, Inc.

We have audited the accompanying consolidated balance sheets of PrepaYd, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrepaYd, Inc. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the 2008 and 2009 consolidated financial statements have been restated to correct errors in the consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has insufficient working capital, whch raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 22, 2012

PREPAYD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS	Restated	Restated
Current Assets
Cash and cash equivalents	$ 99,561	$ 82,791
Accounts receivable, net	111,750	117,726
Prepaid expenses and other current assets	51,179	33,708
Total Current Assets	262,490	234,225

Property and Equipment, net	4,544	1,497
Other Assets
Deposits	10,000	10,000
Total Assets	$ 277,034	$ 245,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 345,218	$ 489,818
Accrued settlement	45,000	-
Deferred liability	14,500	-
Notes payable - related party, net	617,588	664,229
Notes payable	74,128	-
Total Current Liabilities	1,096,434	1,154,047

Long Term Liabilities
Notes payable	68,568	-
Total Long Term Liabilities	68,568	-
Total Liabilities	1,165,002	1,154,047

Stockholders' Deficit
Common stock - authorized 1,000,000,000 shares, $0.001 per share; issued and outstanding 397,904,033 and 403,904,033 as of December 31, 2009 and 2008, respectively	397,906	403,906
Common stock payable	15,000	-
Additional paid in capital	2,524,435	2,051,984
Accumulated deficit	(3,825,309)	(3,364,215)
Total Stockholders' Deficit	(887,968)	(908,325)

Total Liabilities and Stockholders' Deficit	$ 277,034	$ 245,722

The accompanying notes are an integral part of these audited consolidated financial statements.

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
	Restated	Restated
Revenues
Card operations	$ 1,254,539	$ 486,408
Processing services	382,971	408,609
Total revenues	1,637,510	895,017
Cost of sales	716,039	720,699
Gross Profit	921,471	174,318

Operating Expenses
General and administrative expense	1,503,376	2,617,112
Depreciation	464	928
Rent expense - related party	-	87,796
Total operating expenses	1,503,840	2,705,836

Income (Loss) from Operations	(582,369)	(2,531,518)

Non-Operating Income (Expense)
Interest income	204	1,953
Interest expense	(55,585)	(113,355)
Other income	179,899	-
Total non-operating income (expense)	124,518	(111,402)

Loss Before Income Taxes	(457,851)	(2,642,920)

Provision for income taxes	3,243	865

Net Loss	$ (461,094)	$ (2,643,785)

Net Loss per common share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding during the period - basic and diluted	401,405,403	459,344,965

The accompanying notes are an integral part of these audited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Payable	Paid in Capital	Deficit	Total

Balance - December 31, 2007	456,875,000	$ 456,875	$ 526,719	$ 314,686	$ (720,430)	$ 577,850

Stock issued for cash	40,500,000	40,500	(525,000)	1,709,500	-	1,225,000
Stock issued for services	892,803	893	-	70,114	-	71,007
Stock issued upon exercise of warrants	1,968,730	1,969	-	91,781	-	93,750
Stock issued for Acquisition - MPI	22,500,000	22,500	-	(720,381)	-	(697,881)
Stock issued for conversion of notes payable	4,500,000	4,500	-	220,500	-	225,000
Stock cancellation	(127,500,000)	(127,500)	-	127,500	-	-
Discount on convertible notes	-	-	-	61,765	-	61,765
Stock issued for finder shares	4,167,500	4,169	(1,719)	(2,450)	-	-
Stock based compensation	-	-	-	178,969	-	178,969
Net loss	-	-	-	-	(2,643,785)	(2,643,785)

Balance - December 31, 2008 (Restated)	403,904,033	$ 403,906	$ -	$ 2,051,984	$ (3,364,215)	$ (908,325)

Exercise of options for cash	-	-	15,000	-	-	15,000
Stock repurchase	(6,000,000)	(6,000)	-	(54,000)	-	(60,000)
Stock based compensation	-	-	-	526,451	-	526,451
Net loss	-	-	-	-	(461,094)	(461,094)

Balance - December 31, 2009 (Restated)	397,904,033	$ 397,906	$ 15,000	$ 2,524,435	$ (3,825,309)	$ (887,968)

The accompanying notes are an integral part of these audited consolidated financial statements.

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
	Restated	Restated
Cash Flows From Operating Activities
Net Loss	$ (461,094)	$ (2,643,785)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	464	928
Amortization of debt discount	-	61,765
Stock based compensation	526,451	178,969
Loss on settlement	9,200	-
Shares issued for services	-	71,007
(Increase) decrease in current assets
Accounts receivable	5,976	(89,737)
Prepaid expenses and deposits	(17,471)	(33,708)
Other assets	-	(10,000)
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	(108,800)	486,364
Deferred credit	14,500	-
Net Cash Used In Operating Activities	(30,774)	(1,978,197)

Cash Flows From Investing Activities
Acquisition of Merchant Processing International	-	23,545
Purchase of property and equipment	(3,511)	(1,840)
Net Cash Used in Investing Activities	(3,511)	21,705

Cash Flows From Financing Activities
Proceeds from exercise of warrants	15,000	-
Payments on share repurchase	(60,000)	-
Borrowing on debt	235,659	350,000
Principal payments on note payable - related party	(139,604)	(210,771)
Cash proceeds from issuance of common stock, net	-	1,318,750
Net Cash Provided By Financing Activities	51,055	1,457,979

Net Increase (Decrease) in cash and cash equivalents	16,770	(498,513)

Cash and Cash Equivalents - Beginning Balance	82,791	581,304

Cash and Cash Equivalents - Ending Balance	$ 99,561	$ 82,791

PREPAYD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2009	2008
	Restated	Restated

Non cash items
Discount on BCF	$ -	$ 61,765
Share Cancellation	-	127,500
Shares issued for finders fees	-	4,169
Shares issued for conversion of note payable	-	225,000

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PRERIODS ENDING DECEMBER 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

PrepaYd, Inc., formerly Prepaid Card Holdings, Inc., formerly Berman Holdings, Inc. (the "Company"), was incorporated under the name Nately National Corporation in the state of Nevada on October 8, 1986 and then changed its name to National Health Care Alliance, Inc.  The Company was dormant until October 11, 2007 when it acquired Berman Marketing Group, a wholly-owned subsidiary as its operating business. In October 2007, the name of the Company was changed from National Health Care Alliance, Inc. to Berman Holdings, Inc. In March 2008, the Company acquired Merchant Processing International, Inc. from a related party, and it became a wholly-owned subsidiary of the Company. In May 2008, the Company changed its name to Prepaid Card Holdings, Inc., and in April 2011, the Company changed its name to PrepaYd, Inc.

The Company provides general-purpose reloadable ("GPR") prepaid debit cards primarily to under-banked consumers in the United States. The Company's GPR products may be used wherever credit or debit cards are accepted to purchase goods and services or to withdraw cash via automatic teller machine (“ATM”).  The Company earns Net Interchange revenue as a percentage of the volume of transactions customers made with the Company’s GPR cards, monthly fees charged to the customers and various ATM use and other transaction fees.  Additionally, the Company provides merchant processing services that enable retailers throughout the United States to accept various brands of debit and credit cards.  The Company earns commissions from the volume of credit and debit card sales conducted at those retailers.

The Company currently trades under the symbol PPDC.PK on Pink OTC Markets Inc. which provides the leading inter-dealer electronic quotation and trading system in the over-the-counter (OTC) securities market.

Basis of Presentation/Going Concern

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

Principles of Consolidation

The consolidated financial statements include the accounts of PrepaYd, Inc. and its wholly-owned subsidiaries Berman Marketing Group, Inc. and Merchant Processing International, Inc. All material inter-company balances and transactions have been eliminated on consolidation. The acquisition of

Merchant Processing International, Inc. has been accounted for as a transfer of assets under common control, and accordingly is accounted for in all periods presented.

Stock Based Compensation

FASB ASC 718 " Compensation - Stock Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation, the Company recognizes an expense in accordance with FASB ASC 718 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.  Stock based compensation expense was $526,451 for the year ended December 31, 2009 compared to $178,969 for the year ended December 31, 2008.

Use of Estimates

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

Fair Value of Financial Instruments

The accounting standards regarding disclosures about fair value of financial instruments defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial instruments include cash, cash equivalents, accounts receivable, other current assets, accounts payable, accrued interest and due to related party. As of December 31, 2009 and 2008, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximate the carrying values presented in the Company’s Consolidated Balance Sheets because of the short term nature of these instruments.

As of December 31, 2009 and 2008 the amount due to related parties and related accrued interest were term loan borrowings having an annual interest at 7.25%. The estimated fair value of the Company’s outstanding term loan borrowings approximated the carrying value based on prevailing market rate for borrowers with similar ratings and maturities.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by FASB ASC 470-20-25 Debt with Conversion Options Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital.

The value of the proceeds received from a convertible note is allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) using the effective interest method and is credited to interest expense.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.  There are no cash equivalents for the years ended December 31, 2009 and 2008.

Accounts Receivable, Net

Accounts receivable is comprised principally of processing fees and charges from amounts transacted for the previous month with an issuing bank, trade accounts receivable and other receivables. Receivables due from card issuing banks represent revenue-related funds that have yet to be remitted to us.  These receivables are generally collected within a short period of time based on remittance terms in our agreements with the card issuing banks.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company records an allowance when it becomes probable that a receivable will not be collected, and receivables are written off against the allowance when management makes the determination to cease collection efforts.  The allowance for doubtful accounts was $0 in the years ended December 31, 2009 and 2008.

Prepaid Card Supply

Prepaid card supply consists of costs incurred primarily for purchasing card stock, embossing, encoding and packaging the GPR cards.  These costs are expensed to direct operating costs within the Consolidated Statements of Operations as the cards are shipped from the Company’s fulfillment warehouses into the distribution channel or to customers.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Revenue Recognition

The Company recognizes revenues both from GPR card operations and from merchant processing services.  Revenues from GPR card operations include Net Interchange fees, monthly fees, ATM fees and other transaction fees which are based on activity and/or card usage.  Revenues resulting from the service fees charged to cardholders are recognized when the fees are charged and the earnings process is essentially complete.  For merchant processing services, the Company earns commission revenues from a portion of the net interchange fees remitted by the merchants when customers make purchases with any debit or credit cards.

The Company recognizes revenue when the price is known, and there is persuasive evidence that an arrangement exists, the product is sold or the service is performed and collectability is reasonably assured.  We report our different types of revenue on a gross or net basis based on our assessment of whether we act as a principal or agent in the transaction.  To the extent that we act as a principal in the transaction, we report revenues on a gross basis.  In concluding whether or not we acted as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue generating agreements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, and various other factors.  For all of our revenue generating activities involving GPR cards, we recognize revenues on a net basis.  The interchange revenues earned from our merchant processing business are also reported on a net basis.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has determined that the net deferred tax asset does not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Basic and Diluted Net Income/(Loss) Per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented.  In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted these provisions effective January 1, 2010, and they did not have a material impact on the Company's disclosures.

In February 2010, the FASB issued an amendment to the guidelines on accounting for subsequent events. The amendment clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance and did not have an impact on the consolidated financial statements.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 2 – BUSINESS COMBINATION

In March 2008, the Company accounted for the acquisition of Merchant Processing International, Inc., as a business combination under common management and control, for the amount paid for Merchant Processing International, Inc. in excess of its book value.  The Company issued 22,500,000 shares of common stock to a related party at par value of $0.001 per share valued at $22,500 and issued a promissory note for $750,000, for a total consideration of $772,500.   The consideration paid exceeded the book value of the assets acquired by $720,381 which was charged against additional paid in capital.

Details of the purchase consideration, the net assets acquired are as follows:

Common Stock Issued – 22,500,000 shares

 $   22,500

Notes Payable – Related Party

    750,000

Total Business Consideration

  $772,500

The assets and liabilities recognized as a result of the acquisition are as follows:

Cash

$    23,545

Other Current Assets

      28,574

Net Assets Acquired

$    52,119

NOTE 3 - RELATED PARTY TRANSACTIONS

In March, 2008, the Company executed a promissory note with its Chief Executive Officer for a principal sum of $750,000 bearing interest at 7.25% per annum, with interest only payments for three months and the balance due in monthly payments of $31,250 until paid in full.  Commencing June 1, 2008, the Company made monthly payments that were less than $31,250 or made no monthly payment. The principal amount outstanding on the promissory note was $617,588 and $664,229 at December 31, 2009 and 2008, respectively and accrued interest on the related party note was $54,171 and $13,940 at December 31, 2009 and 2008, respectively.

The Company’s Chief Executive Officer was paid $1 for the 15 month period ending December 31, 2008 and $72,292 for the year ended December 31, 2009.

In 2008, the Company was obligated under a sub-lease arrangement with Berman Investment Group, a related party, for hardware and software usage for $1,800 per month. The sub-lease agreement expired in November 2008. The Company also sub-leased its rental space from Berman Investment Group until December 31, 2008, an entity owned by a related party, for approximately $3,500 per month. The Company recorded rent expense from related party amounting to $0 and $87,796 for the years ended December 31, 2009 and 2008, respectively.

Josh Berman, who was elected to PrepaYd’s Board of Directors on January 18, 2012, is the son of PrepaYd’s President and Director Bruce Berman.  Josh Berman’s appointment was recommended and nominated by Rick Galasieski, PrepaYd’s non-related director.

 NOTE 4 - ACCOUNTS RECEIVABLE

The Company has accounts receivable from its issuing banks and credit card processors on the amounts transacted for the previous month consisting of processing fees and charges.  Accounts receivable consist of:

	December 31,
	2009	200
MetaBank	$ 77735	$ 78,733
Transfirst	-	24,948
Spectrum Merchant Services	15,286	13,150
Mastercard	18101	-
GreenDot	628	855
Total	$ 11750	$ 117,726

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Furniture, fixtures & equipment	$ 9,034	$ 5,522
Less: Accumulated depreciation	(4,490)	(4,025)
Property and equipment, net	$ 4,544	$ 1,497

Depreciation expense for the twelve months periods ended December 31, 2009 and 2008 was $464 and $928, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
Trade Payables	$ 241,359	$ 394,811
Credit Cards	2,748	57,464
Accrued Expenses	46,940	23,603
Accrued Interest	54,171	13,940
Total	$ 345,218	$ 489,818

NOTE 7 - NOTES PAYABLE

Note Payable - Related Party

The Company is indebted to its Chief Executive Officer and principal shareholder, for the purchase of a subsidiary.  On March 14, 2008, the Company executed a promissory note with its President for a principal sum of $750,000 bearing interest at 7.25% per annum, with interest only payments for three months and the balance due in monthly payments of $31,250 until paid in full.  Commencing June 1, 2008, the Company made monthly payments that were less than $31,250 or made no monthly payment. The principal amount outstanding on the promissory note was $617,588 and $664,229 at December 31, 2009 and 2008, respectively and accrued interest on the related party note was $54,171 and $13,940 at December 31, 2009 and 2008, respectively.

Notes Payable – Others

In January of 2009, the Company became indebted to a third party vendor for the purchase of marketing services in the amount of $182,890. The principal balance of the note, bearing annual interest at 4%, will be paid in monthly payments of $5,400 over 36 months.  The principal balance outstanding at December 31, 2009 amounted to $129,299.  Interest expense on this third party debt was $5,805 in 2009 and $0 in 2008.

On April 4, 2008, April 24, 2008 and May 2, 2008 the Company borrowed $125,000, $125,000 and $100,000, respectively from a third party shareholder, with each note bearing a 10% per annum interest rate and a six month term.  Each note was also convertible, at the option of the note holder, into the company’s common stock at a conversion price for each share of Common Stock equal to 85% of the bid price of the Common stock of the company as traded on the US securities markets on the trading day immediately preceding the notice of conversion, but not less than $.025 per share or greater than $.05 per share. On July, 7, 2008, the Company paid all principal and accrued interest of the note dated April 4, 2008, and converted the notes dated April 24, 2008 and May 2, 2008 into 2,500,000 and 2,000,000 shares of common stock, respectively at $.05 per share of common stock in accordance with the terms of the note. A beneficial conversion feature was recognized in the amount of $61,765, recorded in Paid in Capital and fully amortized in fiscal year 2008.  The Company did not recognize any gain or loss on the conversion of notes payable.  The principal balance of all notes payable to the third party shareholder was $0 at December 31, 2009 and December 31, 2008.

On March 17, 2009, the Company became indebted to a third party vendor for the purchase of internet advertising services in the amount of $52,769. The principal balance of the note, bearing annual interest at 4%, will be paid in monthly payments of $5,805 over 12 months.  The principal balance outstanding at December 31, 2009 amounted to $13,397.  Interest expense on this third party debt was $1,067 in 2009.

Principal payments on notes payable due in subsequent fiscal years ending December 31 are as follows:

2010	$ 74,128
2011	$ 63,187
2012	$ 5,381
2013	$ -
2014	$ -

Total principal payments are $142,696.

NOTE 8 - EQUITY TRANSACTIONS

Common Stock

During 2008, the Company issued 74,529,033 shares of stock and cancelled (127,500,000) shares for a net decrease of (52,970,967) shares. Of the shares issued, 22,500,000 valued at $22,500, as approved by the Board of Directors at par value of $0.001, were for the purchase of the subsidiary, 40,500,000 shares were purchased for $1,750,000 in cash, of which $525,000 was received in 2007, 892,803 shares valued at the second quarter 2008 market value of $0.0795 on average, were issued for $71,007 in services, 1,968,730 shares were issued for $93,750 cash upon the exercise of warrants, 4,167,500 shares were issued as finder shares with a par value of $4,169 and 4,500,000 shares were issued upon the conversion of two separate notes with principal balances of $125,000 and $100,000 with provisions permitting the note holder to convert all or a portion of the notes into the Company’s $0.001 par value common stock at a conversion price equal to 85% of the Company’s bid price as traded on a U.S. equity market but not less than $0.025 or greater than $0.05 per share. Of the (127,500,000) shares cancelled in 2008, the Company’s Chief Executive Officer cancelled (106,250,000) and the former Chief Operating Officer cancelled (21,250,000).  Both cancelations were initiated for the purpose of reducing the number of shares outstanding.

The Company cancelled 6,000,000 shares pursuant to the terms of a settlement with Mr. Robert K. McBride and Mr. Bruce Barton, former officers of the Company, on August 3, 2009, resulting from a June 20, 2009 law suit pertaining to a note payable issued in 2005 (see Note 12 – Commitments and Contingencies).

As of December 31, 2009, the Company also had a common stock payable of $15,000 pursuant to the Senior Vice President’s exercise of 15,000,000 options at $0.001.

Options and Warrants

In 2008, the Company issued 21,093,750 Series A Warrants, 19,875,000 Series B warrants to third party investors, and the Company’s Senior Vice President was awarded 10,000,000 stock purchase options.  The Series A and Series B Warrants were issued in conjunction to the sale of 40,500,000 shares of common stock at $0.025 in 2008 and were allocated using the relative fair-value method as calculated with the Black-Scholes model. Each Series A Warrants was exercisable into one share of $0.001 par value common stock at $0.05 or $0.10 within 12 months of the issuance date.  All Series A Warrants not exercised within 12 months expire.  All Series B Warrants were exercisable at $0.10 and $0.15 within 18 months from the issuance date. All Series B Warrants not exercised within 18 months expire.  Also in 2008, three different investors, collectively, exercised 1,968,730 Series A Warrants for $93,750 in cash and 2,437,500 Series A warrants expired.  The Senior Vice President’s options vest in one year and are exercisable for five years at an exercise price of $0.025. The exercise price of the Senior Vice President’s options was reduced to $0.001 in December of 2009.

In 2009, the Company issued 5,000,000 stock options to the Senior Vice President, a total of 500,000 options to two key employees (250,000 options each). The Senior Vice President’s options vest in one year, and are exercisable for five years at an exercise price of $0.025.  The exercise price of the Senior Vice President’s options was reduced to $0.001 in December of 2009.  The Company recorded stock based compensation of $1,943 in the year ended December 31, 2009 related to the incremental compensation cost of the modification as calculated using the Black-Scholes model.

Each 250,000 option grant to the two key employees vest in one year at an exercise price of $0.025 and a five year from vesting exercise provision.  Also in 2009, 19,031,250 Series A warrants, 18,750,000 Series B warrants and 250,000 of the options issued to a key employee expired prior to vesting.  The Company had a total of 4,750,000 and 52,281,250 options and warrants outstanding at December 31, 2009 and 2008, respectively as depicted in the following schedule:

Options & Warrants
	Series A	Series B	Other	Total

Balance at 12/31/2007	2,531,230	3,187,000	-	5,718,730

2008
Issued	21,093,750	19,875,000	10,000,000	50,968,750
Exercised	(1,968,730)	-	-	(1,968,730)
Expired	(2,437,500)	-	-	(2,437,500)

Balance at 12/31/2008	19,218,750	23,062,500	10,000,000	52,281,250

2009
Issued	-	-	5,500,000	5,500,000
Exercised	-	-	(15,000,000)	(15,000,000)
Expired	(19,031,250)	(18,750,000)	(250,000)	(38,031,250)

Balance at 12/31/2009	187,500	4,312,500	250,000	4,750,000

The fair value of the Company’s 2009 and 2008 grants of options and warrants were estimated using a Black-Scholes option pricing model and the following assumptions:

	2009	2008
Discount rate	1.64%	2.06 – 3.13%
Expected dividend yield	0.00	0.00
Expected option life	3 yrs.	1 – 4 yrs.
Expected stock price volatility	417.67%	131.43 – 343.54%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of other options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.   Option expense was $526,451 and $178,969 at December 31, 2009 and 2008, respectively.

NOTE 9 – OTHER INCOME

The Company recorded other income of $179,899 and $0 for the year ended December 31, 2009 and 2008, respectively.  Other income in year ended December 31, 2009 included $274,835 of income related to the sale of the Solveras merchant processing portfolio, less $85,736 of commission expenses paid to Solveras agents, $15,000 of expenses related to the settlement of the litigation involving its former Chief Operating Officer and Executive Vice President of Business Development, Robert Christiansen (See Note 12 – Commitments and Contingencies), and $5,800 of other income.

NOTE 10 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

Weighted average number of shares used to compute basic and diluted income (loss) per share is the same since the effect of potentially dilutive securities is anti-dilutive for the periods presented.

NOTE 11 - INCOME TAXES

Income tax for the years ended December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
Current:
Federal	$ -	$ -
State	3,243	865
Deferred Taxes	-	-
	$ 3,243	$ 865

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31,
	2009	2008
Tax expense (credit) at statutory rate - federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Valuation allowance	40%	40%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2009
Deferred tax assets:
Net operating loss carry forward	$ 1,194,847	$ 1,220,990
Total gross deferred tax assets	1,194,847	1,220,990
Less: Valuation allowance	(1,194,847)	(1,220,990)
Net deferred tax assets	$ -	$ -

At December 31, 2009, the Company had net operating loss carry forwards of $2,987,117 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2022. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization.  This Company has no uncertain tax positions.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On July 2, 2009, the Company entered into a five (5) year marketing support agreement with a major Card Association ("Association") to offer their prepaid cards to the Company's customers in a preferred manner with no less than 70% of the company's cards issued bearing the Association's brand. In consideration for offering the prepaid cards in a preferred manner, the Association provided a non-returnable sign-on bonus of $50,000 and agreed to provide marketing support of up to $150,000 for the Company's actual out-of-pocket expenses during the term of the agreement and subject to certain performance criteria. In addition, the Association agreed to provide financial incentives to the Company based on achieving future processing volumes. To the extent that the entire value of marketing support is not used during the term of the agreement, any unused marketing support will be forfeited and the Company shall refund to the Association such unused amount of marketing support. On August 27, 2009, the Company received $200,000 of which $50,000 was a sign-on bonus and recorded it as revenues in the accompanying financial statements for the year ended December 31, 2009. During the year ended December 31, 2009, the Company incurred expenses of $135,500 in marketing support expense that was offset against the $150,000 received from the Association. The Company recorded in the accompanying financial statements at December 31, 2009 a deferred liability for the remaining $14,500 unused marketing support fund received from the Association. In addition, based on its processing volume the Company earned $18,101 of financial incentives from the Association during the year ended December 31, 2009 which the Company will receive on the 1st anniversary of the execution of the agreement. Each subsequent year's marketing incentives will be paid to the Company on the respective anniversary date. The Company has recorded $18,101 as accounts receivable from the Association as of December 31, 2009.

In November 2009, the Company became engaged in a dispute with the Company’s primary Processor involving the value of service charges from January 1, 2008 to September 30, 2009. In November 2009, the Company received an invoice from its Processor for $92,945 for service charges covering the period from January 1, 2008 to September 30, 2009. Subsequently, the Processor sent a revised invoice for services for $107,984 with no details of the time period covered. The Company disputed these charges and filed civil action against the Processor for unlawful business practices and intentional interference of contractual relationships.  The Company has made an accrual for this contingent liability in the 2009 financial statement in the amount of $97,283. On November 24, 2010, the Company settled its dispute with the Processor for $60,000.

Pursuant to the terms of a settlement with Mr. Robert K. McBride and Mr. Bruce Barton, former officers of the Company, on August 3, 2009, resulting from a June 20, 2009 law suit pertaining to a note payable issued in 2005, the Company agreed to pay Mr. McBride a total of $60,000 to purchase 6,000,000 shares of the Company’s common stock.  Additionally, a convertible note issued in 2005 to Mr. McBride in the amount of $50,000 which is convertible into 400,000 shares of non-reversible stock, was agreed to be reduced to 300,000 shares of non-reversible stock. Additionally, Mr. McBride and Mr. Barton released all claims against the Company and its officers and directors, Bruce Berman, Merchant Processing International and Berman Marketing Group.  Pursuant to this settlement, Messrs. McBride and Barton were paid $30,000 as of December 31, 2009 and an accrued settlement balance of $30,000 is recognized in the Company’s financial statement at December 31, 2009.    The Company also cancelled the 6,000,000 shares repurchased from Messrs. McBride and Barton.

The Company settled the law suit filed on September 10, 2009 against its former Chief Operating Officer and Executive Vice President of Business Development, Robert Christiansen.   As part of the settlement, the Company received 21,250,000 shares of its common stock held by Mr. Christiansen on January 15, 2010.  Mr. Christiansen also held an option to purchase up to 63,750,000 options at $0.0001 per share from the personal holdings of the Company's CEO, Bruce Berman. Mr. Christiansen also released all rights to any of those unexercised options, and in exchange, the Company paid $15,000 to Mr. Christiansen and both parties extended mutual releases. On January 15, 2010, the Company cancelled the 21,250,000 shares of common stock previously held by Mr. Christiansen. In addition, Bruce Berman the Company's Chief Executive Officer granted from his personal stock holdings, 63,750,000 options to four key members of the Company's management team.  The Company has accrued $15,000 in the Company’s financial statements at December 31, 2009, for settlement expense pertaining to this law suit.

The Company has commitments under operating lease agreements, principally commitments for office space which extends through December 31, 2013. Where a lease contains an escalation clause or a concession, rent expense is recognized using the straight-line method over the term of the lease. Rent expense for the years ending December 31, 2009 and 2008 was $69,420 and $69,420, respectively.

At December 31, 2009, future minimum operating lease commitments under non-cancelable lease are as follows:

2010	$ 69,420
2011	$ 69,420
2012	$ 48,750
2013	-
2014	-

Total minimum payment under the terms of all lease obligations is $187,590.

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $3,825,309 and working capital deficiency of $833,944 as of December 31, 2009 and recorded net loss of $461,094 for the year ended December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2009 towards (i) expanding the Company's Card operations, (ii) further streamlining and reducing costs and (iii) drastically reducing its presence in the merchant processing business.

NOTE 14 –RESTATEMENT

The Company has determined that its previously issued consolidated financial statements for the years ended December 31, 2008 and 2009 contained errors. As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods, including (1) the recording of revenue on a gross versus net basis, (2) the recording of beneficial conversions features on convertible notes payable and the associated amortization of the resulting discounts, (3) the valuation of shares issued for services and compensation, (4) the valuation and recognition of expense for stock options issued for compensation, (5) the recording of modifications made to the terms of previously granted stock options, (6) the proper cutoff of revenue and expenses, and (7) the recording of a business combination under common control. A summary of the changes made is listed below.

December 31, 2008:

CONSOLIDATED BALANCE SHEETS

	As reported	Adjustments	As Restated
Current Assets
Cash and cash equivalents	$ 83,011	$ (220)	$ 82,791
Accounts receivable, net	79,472	38,254	117,726
Prepaid expenses and other current assets	33,100	608	33,708
Total Current Assets	195,583	38,642	234,225

Property and Equipment, net	4,420	(2,923)	1,497
Other Assets
Deposits	10,000	-	10,000

Total Assets	$ 210,003	$ 35,719	$ 245,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 274,867	$ 214,951	$ 489,818
Notes payable - related party, net	466,960	197,269	664,229
Notes payable	124,338	(124,338)	-
Total Current Liabilities	530,687	287,882	1,154,047

Long Term Liabilities
Notes Payable – related party	466,960	(466,960)	-
Notes payable	124,338	(124,338)	-
Total Long Term Liabilities	591,298	(591,298)	-

Total Liabilities	1,121,985	(303,416)	1,154,047

Stockholders' Deficit
Common stock - authorized 1,000,000,000 shares, $0.001 per share; issued and outstanding 403,903,890 as reported and 403,904,033 as restated, respectively	403,904	2	403,906
Additional paid in capital	2,057,597	(5,613)	2,051,984
Accumulated deficit	(3,373,483)	9,268	(3,364,215)
Total Stockholders' Deficit	(911,982)	3,657	(908,325)

Total Liabilities and Stockholders' Deficit	$ 210,003	$ (299,759)	$ 245,722

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported	Adjustments	As Restated
Revenues
Card operations	$ 614,793	$ (128,385)	$ 486,408
Processing services	404,103	4,506	408,609
Total revenues	1,018,896	(123,879)	895,017

Cost of sales	425,346	295,353	720,699

Gross Profit	593,550	(419,232)	174,318

Operating Expenses
General and administrative expense	3,122,304	(505,192)	2,617,112
Depreciation	1,272	(344)	928
Rent expense – related party	82,161	5,635	87,796
Total operating expenses	3,205,737	(499,901)	2,705,836

Income (Loss) from Operations	(2,612,187)	80,669	(2,531,518)

Non-Operating Income (Expense)
Interest income	-	1,953	1,953
Interest expense	(40,418)	(72,937)	(113,355)
Other income	1,952	(1,952)	-

Total non-operating income (expense)	(38,466)	(72,936)	(111,402)

Income (Loss) Before Income Taxes	(2,650,653)	7,733	(2,642,920)

Provision for income taxes	2,400	(1,535)	865

Net Income (Loss)	$ (2,653,053)	$ 9,268	$ (2,643,785)

Net Income (Loss) per common share - basic and diluted	$ (0.01)	$ -	$ (0.01)

Weighted average shares outstanding during the period - basic and diluted	377,763,729	81,581,236	459,344,965

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Loss	$ (2,653,053)	$ 9,268	$ (2,643,785)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	1,272	(344)	928
Amortization of Debt Discount	-	61,765	61,765
Stock based compensation	-	178,969	178,969
Loss (Gain) on settlement	-	-	-
Shares issued for services	352,169	(281,162)	71,007
(Increase) decrease in current assets
Accounts receivable	(79,472)	(10,265)	(89,737)
Prepaid expenses and deposits	(43,100)	9,392	(33,708)
Other Assets	-	(10,000)	(10,000)
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	268,645	217,719	486,364
Net Cash Used In Operating Activities	(2,153,539)	175,342	(1,978,197)

Cash Flows From Investing Activities
Acquisition of Merchant Processing International	(734,067)	757,612	23,545
Purchase of property and equipment	-	(1,840)	(1,840)
Net Cash Provided by (Used in) Investing Activities	(734,067)	755,772	21,705

Cash Flows From Financing Activities
Cash proceeds from collections of subscriptions receivable	114,163	(114,163)	-
Borrowing on debt	1,288,782	(938,782)	350,000
Principal payments on note payable - related party	(438,896)	228,125	(210,771)
Cash proceeds from issuance of common stock, net	1,429,237	(110,487)	1,318,750
Net Cash Provided By Financing Activities	2,393,286	(935,307)	1,457,979

Net Increase (decrease) in cash and cash equivalents	(494,320)	(4,193)	(498,513)

Cash and Cash Equivalents - Beginning Balance	577,331	3,973	581,304

Cash and Cash Equivalents - Ending Balance	$ 83,011	$ (220)	$ 82,791

Non cash items
Discount on BCF	-	61,765	61,765
Shares issued for finders fees	-	127,500	127,500
Shares issued for conversion of note payable	-	4,169	4,169

December 31, 2009:

CONSOLIDATED BALANCE SHEETS

	As reported	Adjustments	As Restated
Current Assets
Cash and cash equivalents	$ 100,283	$ (722)	$ 99,561
Accounts receivable, net	200,990	(89,240)	111,750
Prepaid expenses and other current assets	41,630	9,549	51,179
Total Current Assets	342,903	(80,413)	262,490

Property and Equipment, net	5,583	(1,039)	4,544
Other Assets
Deposits	10,000	-	10,000

Total Assets	$ 358,486	$ (81,452)	$ 277,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 282,256	$ 62,962	$ 345,218
Common stock to be issued	15,000	(15,000)
Accrued settlement	-	45,000	45,000
Deferred credit	52,825	(38,325)	14,500
Notes payable - related party, net	340,585	277,003	617,588
Notes payable	74,128	-	74,128
Total Current Liabilities	764,794	331,640	1,096,434

Long Term Liabilities
Notes Payable – related party	277,003	(277,003)
Notes payable	68,568	-	68,568
Total Long Term Liabilities	345,571	(277,003)	68,568

Total Liabilities	1,110,365	54,637	1,165,002

Stockholders' Deficit
Common stock - authorized 1,000,000,000 shares, $0.001 per share; issued and outstanding 452,154,033 and 397,904,033 as of December 31, 2010 and 2009, respectively	397,904	2	397,906
Common stock payable	-	15,000	15,000
Additional paid in capital	2,063,597	460,838	2,524,435
Accumulated deficit	(3,213,379)	(611,930)	(3,825,309)
Total Stockholders' Deficit	(751,879)	(136,090)	(887,968)

Total Liabilities and Stockholders' Deficit	$ 358,486	$ (81,453)	$ 277,034

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported	Adjustments	As Restated
Revenues
Card operations	$ 1,681,454	$ (426,915)	$ 1,254,539
Processing services	697,263	(314,292)	382,971
Total revenues	2,378,717	(741,207)	1,637,510

Cost of sales	668,066	47,973	716,039

Gross Profit	1,710,651	(789,180)	921,471

Operating Expenses
General and administrative expense	1,495,992	7,384	1,503,376
Depreciation	2,349	(1,885)	464
Total operating expenses	1,498,341	5,499	1,503,840

Income (Loss) from Operations	212,310	(794,679)	(582,369)

Non-Operating Income (Expense)
Interest income	207	(3)	204
Interest expense	(49,261)	(6,324)	(55,585)
Other income	34	179,865	179,899
Total non-operating income (expense)	(49,019)	173,538	124,518

Income (Loss) Before Income Taxes	163,291	(621,141)	(457,851)

Provision for income taxes	3,188	55	3,243

Net Income (Loss)	$ 160,103	$ (621,196)	$ (461,094)

Net Income (Loss) per common share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares outstanding during the period - basic and diluted	402,548,391	(1,142,988)	401,405,403

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Loss	$ 160,103	$ (621,197)	$ (461,094)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	2,349	(1,885)	464
Stock based compensation	-	526,451	526,451
Loss (Gain) on settlement	-	9,200	9,200
(Increase) decrease in current assets
Accounts receivable	(121,519)	127,495	5,976
Prepaid expenses and deposits	(8,530)	(8,941)	(17,471)
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	7,389	(116,189)	(108,800)
Deferred credit	52,825	(38,325)	14,500
Net Cash Used In Operating Activities	92,618	(123,391)	(30,774)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,512)	1	(3,511)
Net Cash Used in Investing Activities	(3,512)	1	(3,511)

Cash Flows From Financing Activities
Proceeds from exercise of warrants	-	15,000	15,000
Payments on share repurchase	-	(60,000)	(60,000)
Borrowing on debt	-	235,659	235,659
Principal payments on note payable - related party	(86,834)	(52,770)	(139,604)
Cash proceeds from issuance of common stock, net	15,000	(15,000)
Net Cash Provided By Financing Activities	(71,834)	122,889	51,055

Net Increase (decrease) in cash and cash equivalents	17,272	(501)	16,770

Cash and Cash Equivalents - Beginning Balance	83,011	(220)	82,791

Cash and Cash Equivalents - Ending Balance	$ 100,283	$ (722)	$ 99,561

NOTE 15 -SUBSEQUENT EVENTS

On February 5, 2010, the Company assigned its rights to receive compensation and other benefits based upon the processing activity of certain merchants from Spectrum Business Solutions, Inc. to a non-affiliated third party for $100,000. As part of this assignment, the Company also agreed to recommend to all its agents to submit all future merchant processing accounts to this third party. With the assignment of this portfolio, the Company has drastically reduced its merchant processing operations.  The Company has collected the $100,000 in two payments of $50,000 in 2010.

In February 2010, the Company engaged the services of a new processor and completely phased out services rendered by the prior processor in October 2010.

On March 3, 2010, the Company received in cash $50,000 from a third party and executed a Convertible Promissory Note to pay the principal sum of $50,000 for a one year term. The term of maturity of the Convertible Promissory Note is one year and interest rate is 12% simple interest per annum. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this loan available to the Company. The Company made monthly interest payments and repaid the principal balance on March 11, 2011.

Effective April 1, 2010, The Company amended the Promissory Note with the Company’s Chief Executive Officer and principal shareholder, for the purchase of a subsidiary.  Under the terms of the restructured note, the Company reduced the monthly payment to $12,952 and the maturity date was extended to May 1, 2013 or until paid in full.  The Company has met the minimum monthly payment requirement in each month subsequent to the amendment date.

On April 2, 2010, the Company executed a Revolving Promissory Note with then Senior Vice President and Director, Rick Galasieski, with a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. The Company also agreed to grant 5,000,000 stock options at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company. The Company drew $20,000 and $30,000 against the revolving credit line in April and May of 2010.  The Company made monthly interest payments and repaid the principal balance on April 14, 2011.

On November 24, 2010, the Company settled its dispute with the Processor for $60,000.  The Company paid $25,000 of the settlement in 2010 and the remaining $35,000 was paid in 2011.

The Company paid Messrs. Robert K. McBride and Barton $10,000 in 2010 and owes an additional $20,000 as of December 31, 2010, pursuant to the terms of a $60,000 settlement.  The Company has not been able to locate either Messrs. McBride or Barton and their attorney, since April 2010.

Bank Freedom signed an agreement on January 4th, 2011 with Bancorp Inc. to issue our branded prepaid cards. Bank Freedom began issuing cards on May 1, 2011 under that agreement and as of August 30, 2011 100% of Bank Freedom issued cards were all issued under that agreement.

In March of 2011, the Company entered into a multi-year private label services agreement with Sprint under which PrepaYd, Inc. will become a Mobile Virtual Network Operator and be able to provide its own branded wireless services using the nationwide Sprint Network.  The Company formed a new wholly-owned subsidiary, PrepaYd Wireless, Inc., on April 27, 2011 and all wireless phone operations will be conducted through this subsidiary.

In May 2011, the Company acquired a non-exclusive license from a third party vendor to utilize proprietary wireless communications customer relations management software.  The license is for a one year term with automatic annual renewals.

On January 10, 2011 the Company issued 5,000,000 shares for $73,000 cash received in 2010.

Between February and July 2011, the Company issued 80,500,000 shares of common stock for $2,012,500 cash.

On June 10, 2011, a key employee holding 250,000 options issued in 2009 resigned and the options expired, six months later, in December 2011.

Between June and September of 2011, the Company purchased over $107,000 of wireless phones.  Revenues for wireless phone sales and monthly service plans for the PrepaYd Wireless subsidiary commenced in September, 2011.

 Between October 10, 2011 and December 31, 2011, the Company received $500,000 and issued 19,500,000 shares during that time period and issued another 500,000 shares on January 20, 2012.  Between January 1, 2012 and January 31, 2012, the Company received an additional $512,500, and issued an additional 20,500,000 shares during that time period.

On January 18, 2012, PrepaYd’s Board of Directors voted to set the number of directors on the Board to three.  Rick Galasieski nominated Josh Berman to the Board, and the Board voted to appoint Josh Berman to the vacant position.

On February 3, 2012 Rick Galasieski resigned as a director and officer of the Company.

There were no additional significant subsequent events through the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 12, 2007, we appointed Gruber & Company LLC as our independent registered public accounting firm.  In January 2010 we learned that Mr. Corso, the accountant who had been conducting the audit in the name of Gruber & Company, did not hold a current accounting license; we were later informed by Gruber & Company that Mr. Corso was incarcerated on unknown charges and was never an employee of Gruber & Company.  Gruber & Company, LLC has stated that they have no association with Mr. Corso.

On January 24, 2011, we engaged M&K CPAS, PLLC of Houston, TX as our independent registered public accounting firm.  M&K has been engaged to audit our 2008, 2009, and 2010 annual financial statements; to review our 3rd Quarter 2009 and 1st, 2nd and 3rd Quarter 2010 quarterly financial statements; and to provide review and auditing services for the Company going forward.

The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective January 24, 2011.  Mr. Corso’s reports on the financial statements of the Company for the years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the inclusion of an explanatory paragraph discussing the Company’s ability to continue as a going concern.

During the years ended December 31, 2008 and 2007, and any subsequent interim periods through the date the Company was informed of Mr. Corso’s status, there were no disagreements between Mr. Corso and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Mr. Corso would have caused Mr. Corso to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

Other than the information as to Mr. Corso’s status with Gruber & Company, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2008 and 2007, and any subsequent interim periods through the date the Company was informed of Mr. Corso’s status.

As Mr. Corso is unavailable, the Company has not authorized Mr. Corso to respond to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. As Mr. Corso is unavailable, the Company has not requested that Mr. Corso review the disclosure and, if so desired, furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which he does not agree with the statements made by the Company herein.

The Company has not previously consulted with M&K regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the Company was informed of Mr. Corso’s status (however, the Company did inform M&K of the events contained herein with respect to Mr. Corso).  M&K has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a).  M&K did not furnish a letter to the Commission.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO, and CFO, concluded that, as of December 31, 2008, 2009 and 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarters ended December 31, 2009 and 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, 2009 and 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008,  2009 and 2010, and there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.  We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Name of Director or Officer	Age	Position
Bruce Berman	54	Chief Executive Officer and Chairman of the Board of Directors
Josh Berman	26	Director and Vice President

Executive Officer and Director Bios

Bruce Berman: Chief Executive Officer, Chairman of the Board of Directors, and Principal Financial Officer

In 2001, Mr. Berman founded Berman Investment Group LLC (“BIG”).  From 2003 to 2007 at BIG, Mr. Berman led the development and marketing of over $20,000,000 in financial empowerment books and CDs, including his book, “I Got Here.  You Can Too!”(R), a book on how to start, fund, and run companies that has approximately 500,000 copies in circulation, and 15 financial empowerment CD’s with approximately 3,000,000 copies in circulation targeted at a similar demographic as Bank Freedom.  The products included Credit and Debt Repair, Internet Marketing, Real Estate, Sales, Negotiating, using eBay, Being Your Own Boss, and Residual Income.  He wrote, produced, performed, and aired ten TV commercials, twenty radio commercials and was responsible for the purchasing and airing over 100,000 spots specifically targeted at a similar demographic.

Mr. Berman was nominated by Sprint(R) for the Ernst & Young "Entrepreneur of the Year Award" for a technology development company he founded in 1999 and took public in 2000.

During 1990 to 2000 Mr. Berman was a business consultant.  Mr. Berman advised companies on formation, capital raising, investor relations, mergers and acquisitions, marketing growth and becoming public.  Although he never held a securities license, Mr. Berman was the beneficial owner of an NASD licensed broker-dealer he started in 1999, Go Now Securities.  Other Companies founded and headed by Mr. Berman include TAEI, a pioneer in wind energy development in the US from 1983 to 1988. With TAEI, he purchased several companies within the industry including a NASD licensed broker dealer, TAEI Securities.  Although he held no construction license, Mr. Berman owned a licensed construction company Triad American Construction and a manufacturing facility which in a few short years employed over 100 staff. Two years after the federal and state tax credits financing wind energy expired in 1985, TAEI ended up in chapter 11 bankruptcy in 1987.   For approximately a year Mr. Berman was the court-appointed trustee and negotiated the resolution of tens of millions of dollars worth of contracts.  Eventually the company went chapter 7.  From 1980 to 1983, Mr. Berman co-founded Cal American Leasing, an equipment leasing company.

Josh Berman: Director and Vice President

Mr. Berman is the Vice President of PrepaYd, Inc. and the founder of PrepaYd Wireless.  In 2011, Mr. Berman performed the research and development for the prepaid Mobile Virtual Network Operator (MVNO) business model and created the PrepaYd Wireless business plan, negotiated contracts with Sprint, Emida and other key strategic vendors while executing the deployment of the company’s online and retail distribution plan.  He conceptualized the idea of launching PrepaYd Wireless and coined the name “PrepaYd” during his travels to Australia in 2010 after observing several retail stores selling both prepaid wireless and prepaid debit cards.

In 2008, Mr. Berman started his career with Bank Freedom in Customer Service and quickly became a project manager where he implemented several of the companies General Purpose Reloadable, Payroll, and its Business Expense Card.   He has created several of the company’s business plans, financial models, dispute and chargeback policies, fraud monitoring system, BSA/AML policies, and operations procedures.  Since 2009, Mr. Berman has been involved with adding new Payment Processors, Issuing Banks, Fulfillment Vendors, Cash Loading Networks, a Mobile Banking Application, and an SMS Mobile Payment product.  Mr. Berman currently oversees the development of the company’s Mobile Financial Services initiative and in deploying new features for the company’s Business Expense Card Program.

Mr. Berman attended the Richmond American International University in London and San Diego State University and in 2008 he earned a Bachelor’s Degree in Economics from San Diego State University.

Legal and Disciplinary History

No officer, director or control person of the Company has been the subject of:

1.

A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.

The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities;

3.

A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4.

The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person’s involvement in any type of business or securities activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  SEC regulations require reporting persons to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the Forms 3, 4, and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2009 and 2010 and our own records, we believe that Mr. Berman and Mr. Galasieski, a former director and officer of the Company, failed to timely file one or more forms 3, 4 or 5 in fiscal 2009 and 2010.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives and Philosophy of our Executive Compensation Program

We do not have a standing compensation committee, however the Company plans to put one in place in 2012.  Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation.  The primary objectives of our executive compensation programs are to:

•

attract, retain and motivate skilled and knowledgeable individuals;

•

ensure that compensation is aligned with our corporate strategies and business objectives;

•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•

align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our board of directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives.  In addition, a portion of each executive’s overall compensation is tied to key strategic, financial and operational goals set by our board of directors.  We also generally provide a portion of our executive compensation in the form of options that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Named Executive Officers

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office
Bruce Berman	Chief Executive Officer and Principal Financial Officer
Josh Berman	Vice President

Components of our Executive Compensation Program

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

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers.  Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives.  Our equity awards to executives have typically been made in the form of warrants.  We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders.    In 2009, the Company issued 5,000,000 stock options to the Senior Vice President, a total of 500,000 options to two key employees (250,000 options each). The Senior Vice President’s options vest in one year, and are exercisable for five years at an exercise price of $0.025. Also in 2009, 250,000 of the options issued to a key employee expired.

Cash bonuses

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

Benefits and other compensation

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.  As of the date of this Annual Report, with exception to health care, we have not implemented any such employee benefit plans.  Mr. Berman’s health care costs are paid by the Company.

Current Executive Compensation

As discussed above, we have agreed to pay the Named Executive Officers an annual salary.  Base salary may be increased from time to time with the approval of the board of directors.  The following table summarizes the current agreed annual salary of each of the named executive officers.

Name	Annual Salary
Bruce Berman	$297,500
Josh Berman	$120,000

Bruce Berman, Chief Executive Officer –Mr. Berman received a total of $1 and $72,292 in 2008 and 2009, respectively, in salary. For 2010 Mr. Berman received a salary of $114,653.

Josh Berman, Vice President – Mr. Berman’s 2012 salary is $120,000.

Grants of Plan-Based Awards Table

The Company currently does not participate in any equity award plan.  During fiscal 2010 and 2009, we did not grant any equity awards under any equity award plan.

Warrant and Option Exercises

Mr. Galasieski exercised 15,000,000 warrants in 2009, and 21,250,000 warrants on January 19, 2012.  During fiscal 2010 and 2011, none of the named executive officers exercised options.  Mr. Josh Berman exercised 6,875,000 warrants on January 19, 2012.

Nonqualified Deferred Compensation

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

Compensation of Directors

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore we have not provided any compensation to any member of our Board of Directors to date.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning executive officer compensation.  None of our officers serve on the board of any other entity whose executive officer serves on our board of directors.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Form 10-K.

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the named executive officers during the fiscal years ended December 31, 2010, 2009 and 2008.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Bruce Berman	2010	114,653	0	0	0	0	0	0
	2009	72,292	0	0	0	0	0	0
	2008	1	0	0	0	0	0	0
Rick Galasieski[1]	2010	96,667	0	0	0	0	0	0
Former VP	2009	80,250	0	0	0	0	0	0
	2008	64,500	0	23,485[2]	0	0	0	0
Robert Christiansen[3]	2009	71,935	0	0	0	0	0	0
Former CFO	2008	120,000	0	0	0	0	0	0

1.  Mr. Galasieski resigned on February 3, 2012

2.  For part of 2008 Mr. Galasieski was a consultant to the Company, and was paid this amount for consulting services.

3.  Mr. Christiansen was terminated for cause on August 6, 2009.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of February 9, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Bruce Berman	-	-	-	-	-
Josh Berman	-	30,000,000	-	0.025	February 3, 2018, -2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of February 9, 2012.  The table shows the amount of shares owned by:

(1)

each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of any class of the Company’s stock, based on the number of shares outstanding as of February 9, 2012;

(2)

each of the Company’s Directors and Executive Officers; and

(3)

all of its Directors and Executive Officers as a group.

IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED[1,2]	CLASS
Bruce Berman CEO and Chairman	261,700,000[3]	40.2%	Common
Josh Berman VP and Director	11,875,000	1.2%	Common
Richard Dreger	40,000,000	6.9%	Common
Rick Galasieski	36,250,000	6.3%	Common
All Directors and Officers as a Group	349,825,000	47.4%	Common

(1) The percentage of shares owned is based on 578,154,033 shares being outstanding as of February 9, 2012.  Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares in the Company’s stock, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

(3) Mr. Bruce Berman had issued private warrants to purchase up to 61,500,000 of his shares to certain employees of the Company.  Of the warrants, 6,875,000 warrants to Josh Berman remain; all others have either been exercised or have expired.  Mr. Josh Berman exercised 6,875,000 warrants on January 19, 2012 and can exercise the remaining 6,875,000 warrants on or after January 14, 2014.  On February 3, 2012, Mr. Josh Berman was also granted 30,000,000 options at an exercise price of $0.025 that vest 10,000,000 per year beginning on February 3, 2013.  Mr. Josh Berman’s warrants are not included in the above table as they are not exercisable within sixty days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Bank Freedom

Prior to March 8, 2008, Bruce Berman, the Company’s Chief Executive Officer, owned Merchant Processing International, Inc. dba Bank Freedom (“Bank Freedom”).  Bank Freedom was a registered Independent Sales Organization (“ISO”) with Columbus Bank and Trust Fand was authorized by Visa and MasterCard as a merchant account provider that specializes in all areas of bankcard processing.

Effective January 25, 2008, the Company entered into an Acquisition and Stock Purchase Agreement to purchase all 600 shares of Bank Freedom, representing 100% of the issued and outstanding common stock, from Mr. Berman.  In consideration for the controlling stake in Bank Freedom, the Company issued Mr. Berman 22,500,000 shares of common stock, and executed a note in the amount of $750,000, payable in monthly installments of $31,250 until paid in full with a simple interest rate of 7.25%.  This agreement was approved by a majority of disinterested shareholders of the Company.  Following the transaction, the Company filed a dba to do business as “Bank Freedom.”  The Company has recently filed in California to change the name of Merchant Processing International, Inc., dba Bank Freedom to Bank Freedom, Inc.

During 2010 and 2009, the Company made monthly payments that were less than $31,250 or made no monthly payment. Effective April 1, 2010, The Company amended the Promissory Note with the Company’s Chief Executive Officer and principal shareholder.  Under the terms of the restructured note, the Company reduced the monthly payment to $12,952 and the maturity date was extended to May 1, 2013 or until paid in full.  The principal amount outstanding on the promissory note was $492,096 and $617,588 at December 31, 2010 and 2009, respectively and accrued interest on the related party note was $76,240 and $54,171 at December 31, 2010 and 2009, respectively.

On April 2, 2010, the Company executed a Revolving Promissory Note with the Senior Vice President and Director, Rick Galasieski, with a principal sum of $50,000 for a one year term. The interest rate payable for such loan was agreed to be the interest rate charged to the officer and director on the revolving credit line by the third party. The Company also agreed to grant 5,000,000 stock warrants at an exercise price of $0.01 per share as consideration for making this revolving line available to the Company. The Company drew $20,000 and $30,000 against the revolving credit line in April and May of 2010. The principal balance of the revolving promissory note was $50,000 at December 31, 2010. The Company made monthly interest payments and repaid the principal balance on April 14, 2011. The fair value of the warrants were valued at $50,000, calculated by using the Black-Scholes model using the assumptions of risk free interest rate of 1.70%, volatility of 450.72% based on competitive companies volatility method, a five (5) year term based upon the contractual term, and a dividend yield of 0%. The total value of the warrants was recorded as debt discount and amortized to interest expense using the effective interest method. The balance of the remaining discount as of December 31, 2010 was $25,647.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee.  The Company does not have any independent directors on its Board.  The company’s Board of Directors consists of Bruce Berman and Josh Berman, none of whom are independent.

Other Related Party Transactions

Josh Berman, who was elected to PrepaYd’s Board of Directors on January 18, 2012, is the son of PrepaYd’s President and Director Bruce Berman.  Josh Berman’s appointment was recommended and nominated by Rick Galasieski, PrepaYd’s non-related director.  Josh is also Vice President of PrepaYd Wireless, a subsidiary of PrepaYd, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

M&K CPAS, PLLC ("M&K") are the independent registered public accountants for the company.  The following table presents fees for professional services billed by M&K for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Audit fees	$ 14,000	$ 12,000	12,000
Tax fees	-	-	-
Audit related fees (1)	-	-	-
Total	$ 14,000	$ 12,000	$ 12,000

This table does not include amounts paid to Mr. Corso, the person who conducted our original 2008 and 2009 audits in the name of Gruber & Company.  See Item 9 above.

All fees to M&K were paid in 2011 and 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements are filed as part of this annual report on Form 10-K:

Financial Statements for the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009 (Restated)

Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009 (Restated)

Consolidated Statement of Stockholders’ Deficit for the Years ended December 31, 2010 and 2009 (Restated)

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009 (Restated)

Notes to the Consolidated Financial Statements

Financial Statements for the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 (Restated) and 2008 (Restated)

Consolidated Statements of Operations for the Years ended December 31, 2009 (Restated) and 2008 (Restated)

Consolidated Statement of Stockholders’ Deficit for the Years ended December 31, 2009 (Restated) and 2008 (Restated)

Consolidated Statements of Cash Flows for the Years ended December 31, 2009 (Restated) and

2008 (Restated)

Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREPAYD, INC.

(the registrant)

By: /s/ Bruce A. Berman

Bruce A. Berman

Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer,

and Principal Accounting Officer)

Date: February 23, 2012

Footnotes

1 Bank Freedom operates in the prepaid card market solely through an agreement with a third party issuing bank.  It is not a traditional commercial “bank” and, other than offering card association branded payment cards directly to consumers through its issuing bank, does not participate in other typical commercial banking services such as making loans, accepting deposits, etc.

2 On June 29, 2011 the Federal Reserve issued the final rules under which the Durbin interchange amendment will be implemented as it relates to debit cards and prepaid cards and the terms and conditions required for a prepaid portfolio to be exempt from the interchange restrictions contained in the broader provision. After reviewing the rules and reviewing our card programs in detail we have concluded that all Bank Freedom managed programs will be exempt from interchange restrictions under the Durbin interchange amendment and therefore, our programs will not be subject to lower interchange nor restricted interchange when the rules went  into effect on October 1, 2011.